Form 10KSB
period 2007-05-31
RECYCLE TECH INC
filed 2008-04-14
CIK 1344770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: May 31, 2007

Commission File No.000-53151

RECYCLE TECH, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-2776793
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

6890 West 44th Ave. # 3
Wheat Ridge, Colorado	80033
(Address of principal executive offices)	(Zip code)

(303) 539-9381
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [ ]   No [X].

Registrant's revenues for its most recent fiscal year were $80,010.  The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 9, 2008 was approximately $358,000.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2008, was 4,146,600.

FORM 10-KSB
Recycle Tech, Inc.

For purposes of this prospectus, unless otherwise indicated or the context otherwise requires, all references herein to “Recycle Tech,” “we,” “us,” and “our,” refer to Recycle Tech, Inc., a Colorado corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

We have a limited operating history.

    We began operations in May, 2005. Since the inception of our current business operations, we have been engaged in operations, including developing a strategic operating plan, entering into contracts, hiring personnel, developing processing technology, raising private capital and seeking acquisitions. We have no production facilities. Accordingly, we have a limited relevant operating history upon which an evaluation of our performance and future prospects can be made.

We have had a history of net losses.

    We have a history of net losses.  We had a net loss of $ 20,630 for the twelve months ended May 31, 2007. We incurred net losses of $45,171 for the twelve months ended May 31, 2006.  We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Because we have a history of losses and have a working capital deficit, our accountants have expressed doubts about our ability to continue as a going concern.

    For the fiscal years ended May 31, 2006 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from the sale of our products and services.

     Based upon current plans, we may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

    Based upon current plans, we may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We may be forced to continue to borrow money from our principal shareholder and President, Mr. Capra, which will increase our debt and make repayment more difficult.

    In the past we have borrow money for operations from our principal shareholder and President, Mr. Capra, and may be required to do so in the future if our business does not generate enough revenues in 2007. Mr. Capra has committed to funding our working capital needs until December 2007, but our increased debt to it could make repayment more difficult.

If we default in the repayment of advances owed our shareholder and President, Mr. Capra, we could be unable to continue as a viable business.

    As of November 30, 2007, we owed our shareholder and President, Mr. Capra, a total of $12,000 for a loan and $19,766 for financing trade accounts, including accrued interest. Principal and interest on our debt to Mr. Capra is currently due. If Mr. Capra demands payment and we default, we could be unable to continue as a viable business.

We may need to raise additional funds in order to achieve our business objectives.

    We may need additional capital expenditures and investments over the next twelve months related to our growth. We will use additional loans from Mr. Capra, if necessary and will cash on hand to fund corporate overhead.

    We are evaluating debt and equity placements at the corporate level. At the present time, except for Mr. Capra, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce planned investments and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

We are dependent upon our officers and the loss of any of these persons could adversely affect our operations and results.  Neither works for us on a full-time basis and have other business ventures

    We believe that the implementation of our proposed expansion strategy and execution of our business plan will depend to a significant extent upon the efforts and abilities of our officers, Messrs Capra and Kasel. Our failure to retain our officers or directors to attract and retain qualified personnel, could adversely affect our operations and results. We do not currently carry key-man life insurance on any of our officers. See “Management.”

Neither works for us on a full-time basis and each has other business ventures

    Neither Mr. Capra or Kasel works for us on a full-time basis and each has other business ventures. These other arrangements could create a potential conflict with respect to allocation of time to our operations. Each of our officers and directors is aware of their responsibilities with respect to us and plan to operate our Company in such a manner as to minimize the effect of any potential conflict.

 Because we are smaller and have fewer financial and other resources than many recycling companies, we may not be able to successfully compete in the very competitive recycling industry.

    We believe that there is significant competition among existing recyclers of computers and computer products. Our business faces competition from a number of competitors that can recycle significantly greater volumes of computers and computer products than we can or expect to and competitors that have the financial and other resources that would enable them to expand their operations rapidly if they chose to. These competitors may be able to achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal costs. If these producers are able to substantially reduce their marginal costs, we may be not be able to recycle and produce products at a cost that allows us to operate profitably. Even if we are able to operate profitably, these other competitors may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

Risks Related to an Investment in Our Common Stock

Our common stock currently is illiquid, and there is no guarantee a trading market will ever develop for our securities.

    There is presently no demand for our common stock. While our common stock trades in the Pink Sheets, there is presently no substantial trading market for the shares being offered in this prospectus. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

The over-the-counter market for stock such as ours has had extreme price and volume fluctuations.

    The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

Buying low-priced penny stocks is very risky and speculative.

    The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

Future sales of common stock or other dilutive events may adversely affect prevailing market prices for our common stock.

    We are currently authorized to issue up to 50,000,000 shares of common stock, of which 4,146,600 shares were issued and outstanding as of  December 31 , 2007. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our common stock.

             Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Virtually all shares of our common stock may be offered from time to time in the open market, including the shares offered pursuant to this prospectus. These sales may have a depressive effect on the market for the shares of our common stock. Moreover, additional shares of our common stock, including shares that have been issued in private placements, may be sold from time to time in the open market pursuant to Rule 144. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated at specified intervals.  Subject to satisfaction of a two-year holding requirement, non-affiliates of an issuer may make sales under Rule 144 without regard to the volume limitations and any of the restricted shares may be sold by a non-affiliate after they have been held two years. Sales of our common stock by our affiliates are subject to Rule 144.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, as a consequence of such failure, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

    Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.

    Commencing with our fiscal year beginning January 1, 2007, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting and, commencing with the fiscal year beginning January 1, 2008, our independent registered public accounting firm to report on these assessments. In connection with their audit of our financial statements for the fiscal year ended December 31, 2006, our independent accountants notified us and our board of directors that they had identified significant deficiencies that they considered material weaknesses in our internal controls. The material weaknesses related to the financial reporting process and segregation of duties. We have augmented and continue to augment our internal controls procedures and expand our accounting staff, but there is no guarantee that this effort will be adequate.

    During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Mr. Capra has significant voting power and may take actions that may not be in the best interest of all other stockholders.

    Mr. Capra beneficially own approximately 74.5% of our currently outstanding shares of common stock. Because of his holdings, he is able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We may issue shares of preferred stock without stockholder approval that may adversely affect your rights as a holder of our common stock.

    Our certificate of incorporation authorizes us to issue up to 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with rights to receive dividends and distributions upon liquidation in preference to any dividends or distributions upon liquidation to holders of our common stock and with conversion, redemption, voting or other rights which could dilute the economic interest and voting rights of our common stockholders. The issuance of preferred stock could also be used as a method of discouraging, delaying or preventing a change in control of our company or making removal of our management more difficult, which may not be in your interest as holders of common stock.

Provisions in our articles of incorporation and bylaws and under Colorado law could inhibit a takeover at a premium price.

    As noted above, our articles of incorporation authorizes us to issue up to 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Our bylaws limit who may call a special meeting of stockholders and establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings. Each of these provisions may have the effect to discouraging, delaying or preventing a change in control of our company or making removal of our management more difficult, which may not be in your interest as holders of common stock.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

Our History

    We were incorporated in 2005 as a successor to an operation which began in 2002. The predecessor company was a sole proprietorship, also known as “Recycle-Tech,” owned by a former officer who is no longer involved with us. This company was in the same business and is the predecessor to us. This company has been absorbed into us and is no longer in existence.

    On June 27, 2005, we filed with the Colorado Division of Securities, Denver, Colorado, a Limited Registration Offering Statement under cover of Form RL pursuant to the Colorado Securities Code, relating to a proposed offering of up to 250,000 of our Common Shares. The Registration was declared effective by the Division on July 27, 2005. The offering was closed on November 15, 2005. We raised $67,300 and sold a total of 134,600 shares in the offering. As of December 31 , 2007, there were 4,146,600 common shares issued and outstanding.

Our Business

    Our business is to purchase, refurbish and market its computer and technology products to the public. Our historic focus has been in the Denver, Colorado metropolitan area. We have no plans to expand into any other areas. We are paid to acquire used computer equipment and technology products, refurbish these products, and resell them. At the present time, we have active operations. Our primary customers are individuals and small businesses, We also market directly to consumers through our store. At the present time, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our products. Therefore, there can be no assurance that any of our objectives will be achieved.

    Most sales are made at our retail location, which is located at our principal office in Wheat Ridge, Colorado. We also have a web site, www.recycle-tech.com, which is capable of sales. Our sole activities are to acquire used computer and technology products from individuals and companies, to refurbish for resale, and provided technical support on the sales. The type of equipment and technology products range from computers to networking and communication equipment. We will take any equipment or technology product which we believe can be resold. Businesses and individuals customarily pay to have these products removed and discarded.

    We are an organization which seeks to develop a defined niche in the computer industry. We currently focus on providing low-cost hardware and service to computer owners through the use of refurbished and reconditioned products. We do not purchase computers. Our major suppliers are our customers.  We used to pay to acquire these products.  We now charge the customer a ten dollar fee drop off fee for each tower and monitor. Because we are now paid to take these products, the more towers and monitors we receive from our customers, the higher our gross profit on resale of these refurbished products. Our advertising generates customers who need to dispose of these products. Our plan is to sell them refurbished computers. In addition, we acquire supplies from New Egg.com and Micro Center. We currently have no written contracts with these companies, or anyone else. Our current gross profit margin is approximately 82%.

    Our typical cost of a recycled computer consists of the technician’s time to refurbish the computer.  Refurbishing consists of wiping the hard dive clean, a full analysis of all systems including the motherboard, random access memory, memory, connections, fans, batteries, clocks and a complete virus scan.  We then reload the operating systems. We also offer the customer an upgrade of memory and processing speed. We offer a 90-day guarantee on all parts and labor.

    We sell the refurbished equipment at substantial discounts to the price of comparable new products. However, the equipment and technology products are upgraded in capability and technology, so that they function in speed of operation and memory storage comparably to new products.

    We also provide service for those products.  Originally, we planned to expand our operations by adding additional products and services. However, our new approach will be to continue to provide our current services and products but to expand into the consumer market. Historically, we have focused only on small to medium sized businesses. We will now also market to consumers and provide the same products and services which we have provided to businesses.

(c) OPERATIONS

    We currently operate out of one storefront location. In this location, we continue to service a target market, which is a suburban and a medium to low income demographic.  This location is suitable to us at the present time. We do not plan to add other locations at this time. At the present time, we believe that we can achieve profitable operations out of one store. We may expand to other stores and geographical areas in the future, but have no definitive plans to do so at this time.

For the fiscal years ended May 31, 2006 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from the sale of our products and services. Based upon current plans, we may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

       We believe that we have enough working capital to operated for the next twelve months.  If would require additional capital, Mr. Capra has agreed to lend us sufficient funds over the next twelve months.

It should be noted, however, that we do not have any extensive history of operations. To the extent that management is unsuccessful in keeping expenses in line with income, failure to affect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger.

(d) MARKETS

We utilize the expertise and existing business relationships of our principal officers to develop opportunities for us. Mr. Capra has substantial history and contacts for developing marketing programs. Mr. Kasel has substantial history and contacts in the information technology area.  Also, we advertise in local newspapers. Operational decisions will be made solely by our management.

 (e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time.

(f) CUSTOMERS AND COMPETITION

Our business is highly competitive. Generally, we see the market for refurbishing computers as comprised of numerous small companies, none of whom have substantial, or dominant market share. However, given our lack of history and limited capital, we believe that we will be competing with numerous established companies having substantially greater financial resources and experience than us. We believe that we can compete if we can convince computer owners to leave their used computers with us, pay our drop fee, and upgrade to a refurbished computer. Our principal method is to provide free computer diagnostic analysis to potential customers.  The current practice in the industry is to charge a fee for a computer diagnostic analysis. We also attempt to provide more personalized and responsive service than our competitors. At the present time. we see the market for such potential customers as very large. However, we cannot guarantee that the potential market will continue. Also, we cannot guarantee that we will ever be able to compete successfully.

 (g) BACKLOG

At May 31, 2007, we had no backlogs.

(h) EMPLOYEES

            We had two employees as of December 31 , 2007, including our President. We have one full-time employee, whose is neither an officer nor director. Mr. Capra is a part-time employee who devotes a minimum of forty hours per month to our operations.

(i) INTELLECTUAL PROPERTY RIGHTS AND PATENTS

   We have no intellectual property or patent applications pending.

(j) RESEARCH AND DEVELOPMENT

   We have not incurred any research and development costs since inception.

(k) REGULATORY APPROVALS AND ENVIRONMENTAL LAWS

            We are not subject to material federal, state or local environmental laws and regulations We also do not expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year. We do not have material environmental liabilities relating to contamination at or from our facilities or at off-site locations where we have transported or arranged for the disposal of hazardous substances.

(l) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at 6890 West 44th Ave.# 3, Wheat Ridge, Colorado 80033. Our telephone number is (303) 539-9381.

ITEM 2. DESCRIPTION OF PROPERTY.

                 We occupy office currently occupy a total of 650 square feet of office and retail space which we rent on a two year lease from an unaffiliated third party. The lease was from February 1, 2006 to February 1, 2008.  We continue on a month to month lease under the same terms.  We pay a total of $425 per month, plus utilities for this space. This space is considered to be sufficient for us at the present time. We have no plans to acquire additional space. Some equipment was acquired and leased with the proceeds of our recent offering. Otherwise, we have no other property. We believe that our facilities are in good working order and are sufficient to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

    As of December 31, 2007, there were approximately 62 record holders of our common stock and there were 4,146,600 shares of our common stock outstanding.

Market Information

    Our shares of common stock are quoted on the Pink Sheets under the trading symbol RCYT. The shares became trading on March 19, 2007, so there is no extensive history of trading. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Periods	High Bid	Low Bid

September 2007 to the date hereof	$0.78	$0.25

June 2007 to August 2007	$0.50	$0.25

March 2007 to May 2007	$0.50	$0.25

Dividend Policy

     We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

Equity Compensation Plan Information

 We have no outstanding stock options or other equity compensation plans.

The Securities Enforcement and Penny Stock Reform Act of 1990

 The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

 Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

-	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

-
contains a description of the broker's or dealer's duties to the customer  and of the rights and remedies available to the customer with respect to a  violation to such duties or other requirements of the Securities Act of  1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Stock Transfer Agent

            The stock transfer agent for our securities is X-Pedited Transfer Corporation, of Denver, Colorado.  Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202.  Their phone number is (303) 573-1000.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

        We are an organization which seeks to develop a defined niche in the computer industry. We currently focus on providing low-cost hardware and service to individuals and business computer owners through the use of refurbished and reconditioned products. We also provide service for those products. Originally, we planned to expand our operations by adding additional products and services. However, our new approach will be to continue to provide our current services and products but to expand into the consumer market. Historically, we have focused only on small to medium sized businesses. We will now also market to consumers and provide the same products and services which we have provided to businesses.

We currently operate out of one storefront location. In this location, we continue to service a target market, which is a suburban and a medium to low income demographic.  This location is suitable to us at the present time. We do not plan to add other locations at this time. At the present time, we believe that we can achieve profitable operations out of one store. We may expand to other stores and geographical areas in the future, but have no definitive plans to do so at this time.

For the fiscal years ended May 31, 2006 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from the sale of our products and services. Based upon current plans, we may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We have had sales of  $80,010 for the twelve months ended May 31, 2007, compared to sales of $33,039 for the twelve months ended May 31, 2006.  Our sales have increased in every period because we have made an effort to market our products and services and continue to do so. We market by handing out flyers and placing limited advertising in local papers. We provide free computer diagnostic analysis to potential customers, while none of our competitors do so.  We believe that these marketing efforts have been successful and plan to continue to use them. We anticipate that we will continue to see increased sales throughout the remainder of the year because we believe that we are seeing a strong demand for our products and services. We believe that there is a niche in the computer industry for refurbished and reconditioned products and for servicing those products and that the market responds to our marketing efforts. Our primary customers are individuals and small businesses,. We also market directly to consumers through our store.  We do not believe that we are materially affected by certain consumers’ desire for new and faster computers because we believe that there is a segment of the population which is a candidate for the purchase of refurbished and reconditioned products. This is a relatively a new industry with numerous small operations which are inconsistent with products and services.  There are no major competitors. We plan to emphasize our professionalism and consistency to grow our operations.

We have had cost of goods sold of $13,413 for the twelve months ended May 31, 2007,compared to cost of goods sold  of $12,205 for the twelve months ended May 31, 2006. Our cost of goods consist of acquisition costs of used computer and peripheral products, as well as all other costs such as freight, inspection, receiving and warehousing costs, refurbishing costs, and costs of technical support services.  Our cost of goods sold was relatively the same, although our sales increased significantly. We now receive larger discounts from manufacturers which mean that we can sell more products for a higher margin. In addition, we receive a ten dollar fee drop off fee for each tower and monitor, which we book as additional revenue. We used to pay to acquire these products. Because we are now paid to take these products, the more towers and monitors we receive from our customers, we generate more revenue and have a smaller cost of goods on each transaction. This results in higher our gross profit on resale of these refurbished products.   We have had sales from products of $30,310, sales from services of $46,605 and drop off fees of $3,095 for the twelve months ended May 31, 2007,compared to sales from products of $16,975, sales from services of $15,262 and drop off fees of $802 for the twelve months ended May 31, 2006. In the fiscal year ended May 31, 2007, we had a larger percentage of sales from services and drop off fees because we performed a special project for a Best Western hotel. Without this special project, we believe that the relative allocations in 2006 among product sales, services and drop off fees would be typical of our operations.

We have had gross profit of $66,597 (approximately 83% of sales) for the twelve months ended May 31, 2007. We had gross profit of $20,834 (approximately 63% of sales) for the twelve months ended May 31, 2006. Our gross profit significantly increased between these reporting periods. The better gross margins are directly attributable to better inventory control and the payment to us of drop off fees. We can control our inventory by keeping very little on hand and using direct overnight shipments from manufacturers to end users wherever possible. Also, we received more towers and monitors which we were able to refurbish and sell. We hope to maintain our gross profit margin at around 80% of sales as we increase our sales.

    We have had operating expenses of $85,995 for the twelve months ended May 31, 2007,compared to operating expenses of $65,107 for the twelve months ended May 31, 2006. Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are professional fees, salaries and benefits, and secondarily, the expenses of our corporate office. The increase in operating expenses is directly related to the increase in salaries and professional fees in 2007.

              We had net losses for all of our reporting periods. We had a net loss of $20,630 for the twelve months ended May 31, 2007,compared to a net loss of $45,171 for the twelve months ended May 31, 2006. The size of our net losses in 2006 were directly attributable to our general and administrative expenses.  Our net loss decreased in 2007 because we were able to significantly increase sales while not significantly increasing our cost of goods sold and operating expenses. We believe that our profitability will be directly attributable to our development of revenues. Our general and administrative expenses will be relatively fixed. We are going to try to keep our costs of goods at approximately 80% of sales by taking advantage of every opportunity to receive discounts on product from manufacturers.  To the extent that we can sufficiently increase our revenues, we should be able to achieve profitability.

            Based upon our experience in this business in the last two years, we believe that there is and will be a demand for high quality used computers at half the cost of new computers with the same hardware and software applications. For these reasons the management of the company believes that we will continue to realize a substantial increase in revenue.

         One of the challenges in establishing our company is establishing name recognition, along with quality management and superior service. In penetrating our target areas, we believe our largest challenge is getting our target customer to use our services instead of their friends and neighborhood service provider. To accomplish this, we must be price competitive.

        We do not know when we will be profitable. Given the uncertainties of our business operations, we cannot assure you that we will show profitable results at any time.

Liquidity and Capital Resources

    As of May 31, 2007, we had cash and cash equivalents totaling $1,713.

     We had net cash used in operating activities of $1,604 for the twelve months ended May 31, 2007, compared to net cash used for operating activities of $33,617 for the twelve months ended May 31, 2006.

  In 2007, our investing activities consisted of the purchase of various items of office equipment for $2,368. Otherwise, we had no investing activities during the relevant periods.

       We had net cash provided by financing activities of $5,500 for the twelve months ended May 31, 2007. This was related to the issuance of common stock. Our financing activities in 2006 were all provided by our stock offerings and by advances from Mr. Capra. We raised a total of $50,600 in stock sales as of May 31, 2006.

As of November 30, 2007, we owed our shareholder and President, Mr. Capra, a total of $12,000 for a loan not including accrued interest at a rate of 6%-18% interest. This loan is secured. As of November 30, 2007, we owed another shareholder a total of $15,000 for a loan not including accrued interest at a rate of 6% interest. This loan is unsecured. In addition, Mr. Capra has made trade accounts financing available to us in the form of a note secured by all of our assets and payable upon demand. The outstanding principal balance on the note was $19,766 at May 31, 2007.  All of the loans from Mr. Capra and the shareholder are under oral agreements, payable upon demand.

    We do not anticipate significant capital expenditures and investments over the next 12 months. We may use additional loans from Mr. Capra and cash on hand to fund corporate overhead.

At the present time, except for Mr. Capra, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

Management continues to assess our capital resources in relation to our ability to fund continued operations on an ongoing basis.  As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and continued growth.

Off-Balance Sheet Arrangements

 We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

 The accounting policies that we follow are set forth in Note 1 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

       In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on our consolidated financial statements.

       In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143", which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

       In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

Seasonality

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 7. FINANCIAL STATEMENTS.

RECYCLE TECH, INC.

FORM 10-KSB

FINANCIAL STATEMENTS
with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

May 31, 2006 and 2007

RECYCLE TECH, INC.

FORM 10-KSB

Financial Statements
INDEX

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Recycle Tech, Inc.
Wheat Ridge, Colorado

I have audited the accompanying balance sheets of Recycle Tech, Inc. as of May 31, 2006 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Recycle Tech, Inc. as of May 31, 2006 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, certain donated services by an officer in 2006 not originally reported were determined by the Company's management during the current year as being appropriately reported. In addition, the Company did not record $6,000 in stock sales in 2007. Accordingly, the 2006 and 2007 financial statements have been restated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
December 15, 2007	RONALD R. CHADWICK, P.C.

RECYCLE TECH, INC.

BALANCE SHEETS

	May 31, 2006	May 31, 2007
	(As Restated)	(As Restated)

ASSETS

Current assets
Cash	$185	$1,713
Inventory	2,746	740
Total current assets	2,931	2,453

Fixed assets	250	2,618
Less accumulated depreciation	(54)	(518)
Other assets	425	243
	621	2,343

Total Assets	$3,552	$4,796

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$392	$789
Advances - related party	8,526	17,993
Accrued payables - related party	150	660
Notes payable - related party	3,000	2,500
Total current liabilties	12,068	21,942

Total Liabilities	12,068	21,942

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
4,134,600 (2006) &
4,146,600 (2007) shares
issued & outstanding	4,135	4,147
Additional paid in capital	33,165	45,153
Accumulated deficit	(45,816)	(66,446)

Total Stockholders' Equity	(8,516)	(17,146)

Total Liabilities and Stockholders' Equity	$3,552	$4,796

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	May 31, 2006	May 31, 2007
	(As Restated)	(As Restated)

Sales - net of returns	$33,039	$80,010
Cost of goods sold	12,205	13,413

Gross profit	20,834	66,597

Operating expenses:
Amortization & depreciation	50	464
General and administrative	65,057	85,531
	65,107	85,995

Income (loss) from operations	(44,273)	(19,398)

Other income (expense):
Interest expense	(898)	(1,232)
	(898)	(1,232)

Income (loss) before
provision for income taxes	(45,171)	(20,630)

Provision for income tax	-	-

Net income (loss)	$(45,171)	$(20,630)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	4,078,517	4,136,600

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Balances at May 31, 2005	700,000	$700	$-	$(645)	$55

Founders' stock for cash	3,300,000	3,300			3,300

Issuance of stock for cash, net of
deferred offering costs of $40,000	134,600	135	27,165		27,300

Donated services - officer			6,000		6,000

Net income (loss) for the period				(45,171)	(45,171)

Balances at May 31, 2006	4,134,600	$4,135	$33,165	$(45,816)	$(8,516)

Sales of common stock	12,000	12	5,988		6,000

Donated services - officer			6,000		6,000

Net income (loss) for the period				(20,630)	(20,630)

Balances at May 31, 2007	4,146,600	$4,147	$45,153	$(66,446)	$(17,146)

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	May 31, 2006	May 31, 2007
	(As Restated)	(As Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(45,171)	$(20,630)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	50	464
Donated services	6,000	6,000
Inventory	(2,746)	2,006
Accrued payables	149	907
Advances - related party	8,526	9,467
Other assets	(425)	182
Net cash provided by (used for)
operating activities	(33,617)	(1,604)

Cash Flows From Investing Activities:
Fixed assets		(2,368)
Net cash provided by (used for)
investing activities	-	(2,368)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.

STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	May 31, 2006	May 31, 2007
	(As Restated)	(As Restated)

Cash Flows From Financing Activities:
Notes payable - rel. pty. - borrowings	7,000
Notes payable - rel. pty. - payments	(34,000)	(500)
Issuance of common stock	50,600	6,000
Net cash provided by (used for)
financing activities	23,600	5,500

Net Increase (Decrease) In Cash	(10,017)	1,528

Cash At The Beginning Of The Period	10,202	185

Cash At The End Of The Period	$185	$1,713

Schedule Of Non-Cash Investing And Financing Activities

The Company incurred deferred offering costs in 2005 and 2006 of $20,000 each year, or $40,000 total, which were offset against the proceeds of $67,300 from an equity offering by the Company in 2006.

Supplemental Disclosure

Cash paid for interest	$1,141	$505
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recycle Tech, Inc. (the “Company”), was incorporated in the State of Colorado on May 3, 2005. The Company sells computer hardware and consulting services to a customer base of businesses and individuals.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At May 31, 2006 and 2007 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

Inventories

Inventories, consisting of used computer hardware, are stated at the lower of cost or market (first-in, first-out method). Costs capitalized to inventory include the purchase price, transportation costs, and any other expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. Costs of good sold include those expenditures capitalized to inventory.

General and administrative expenses

General and administrative expenses, as set forth in the statements of operations, include expenditures for advertising, labor, professional fees, rent, utilities and supplies.

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized when delivery occurs, and service revenue when services are rendered. Sales returns and allowances are recorded as estimated based on percentage past return experience, and reviewed and recorded periodically, generally on a quarterly basis. Warranty liability is also estimated periodically based on factors such as past warranty expense experience and supplier warranty coverage.

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2006 and 2007 of $4,932 and $2,531.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Fiscal Year

The Company employs a fiscal year ending May 31.

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The Company earns revenue from the sale of computer hardware and consulting services, but does not separate sales of different product lines into operating segments. All sales each year were domestic and to external customers.

Recent Accounting Pronouncements

In March 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company has adopted the provisions of SFAS No. 154, which are effective for accounting changes and correction of errors made in fiscal years beginning after May 15, 2005. The adoption did not have a material effect on the results of operations of the Company. In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. The Company has adopted the provisions of SFAS No. 155, which are effective in general for financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In May 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, to improve consistency and comparability in fair value measurements, and to expand related disclosures. The Company has adopted the provisions of SFAS No. 157, which are effective for financial statements for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company in 2006 and 2007 had a note payable to a Company officer. The note was secured by all Company assets and payable upon demand. The note bore interest at 18% per annum, and 24% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $3,000 and $2,500 at May 31, 2006 and 2007. Interest expense under all notes payable was $898 and $510 for the years ended May 31, 2006 and 2007, and interest payable at each date was $150 and $660.

Certain Company trade accounts payable are financed by a Company officer through personal borrowing. Amounts due the officer under this arrangement were $8,526 and $17,993 at May 31, 2006 and 2007.

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2006 and 2007

NOTE 3. INCOME TAXES (Continued):

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At May 31, 2006 and 2007 the Company had net operating loss carryforwards of approximately $40,000 and $48,000 which begin to expire in 2025. The deferred tax asset of $7,963 and $9,687 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2006 and 2007 was $7,834 and $1,724.

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	May 31,	May 31,
	2006	2007
Office equip. and furniture	$250	$2,542
Signs	-	76
	250	2,618
Less accumulated depreciation	(54)	(518)
Total	$196	$2,100

Depreciation expense for the years ended May 31, 2006 and 2007 was $50 and $464.

NOTE 5. LEASE COMMITMENT

The Company rents retail space at $425 per month plus costs under a lease expiring on January 31, 2008. The lease is non-cancellable and contains a renewal option. Rent expense for the years ended May 31, 2006 and 2007 was $13,725 and $6,317. Minimum future rent expense under the lease is $5,100 in fiscal year 2008.

NOTE 6. GOING CONCERN

The Company has suffered recurring losses from operations and has a large working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2006 and 2007

NOTE 7.  STOCK OFFERING

The Company is currently planning to register up to 323,000 shares of its common stock for resale by selling shareholders, under cover of a Form SB-2. The Company will receive no proceeds from the sale of the 323,000 shares of common stock. The costs of this offering will be paid by the Company.

NOTE 8. RESTATEMENT

The Company in 2007 restated its 2006 financial statements, as certain donated services by an officer in 2006 not originally reported were determined by the Company's management  during the current year as being appropriately reported in the amount of $6,000. The restatement resulted from the Company's reassessment of financial reporting guidance set forth in SAB Topic 5:T, with regard to donated services. The effect of these changes on certain financial statement categories are as follows:

	Prior to	Adjustment	After
Year 2006	Adjustment	Amount	Adjustment

Additional paid in capital	$27,165	$6,000	$33,165
Accumulated deficit	$(39,816)	$(6,000)	$(45,816)
General and administrative expenses	$59,057	$6,000	$65,057
Net income (loss)	$(39,171)	$(6,000)	$(45,171)
Donated services - cash flow	$-	$6,000	$6,000

The Company in 2007 also restated its 2007 financial statements after determining that 12,000 shares of common stock sold for $6,000 had gone unrecorded. The effect of this change on certain financial statement categories are as follows:

	Prior to	Adjustment	After
Year 2007	Adjustment	Amount	Adjustment

Common stock	$4,135	$12	$4,147
Additional paid in capital	$39,165	$6,000	$45,153
Accumulated deficit	$(60,446)	$(6,000)	$(66,446)
General and administrative expenses	$79,531	$6,000	$85,531
Net income (loss)	$(14,630)	$(6,000)	$(20,630)

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

       The following table sets forth information regarding the members of our board of directors and our executive officers.

Name	Age	Position

Bruce A. Capra	53	President and Director

Raymond Kasel	29	Secretary-Treasurer

      Mr. Capra has served as a Director of us since our inception and President since December, 2005. He was also Secretary-Treasurer from December, 2005 to June, 2006. He was also the Chief Financial Officer and on the Board of Directors of Nicklebys.com, a public company and served in this position from 2000 until April, 2006. He was the founder and served as the President, a director and the sole owner of Nickelby’s Auction Gallery, an auction liquidation company specializing in fine art, antiques and collectibles, from 1992 through 1999, which was a predecessor of  Nicklebys.com. He was employed from 1988 until 1999, as the General Manager and the Director of Sales, Marketing and Advertising for American Design, Ltd., an Aurora, Colorado, corporation specializing in the publication of fine art. Mr. Capra founded and served as the President, from 1981 until the sale of the business in 1988, of Image Tech Inc., Denver, Colorado, a fine art serigraph printing company specializing in printing and publishing fine art and commercial signage. Prior to that time, from 1979 through 1982, he owned and operated1 The Mushroom Gallery, Ltd., an art gallery located in Denver, Colorado. Mr. Capra attended Missouri Auction School in 1988 and is a licensed auctioneer in the states of , Colorado, Nevada and Texas. He is also a certified personal property appraiser and a member of the Certified Appraisers Guild of America. He devotes a minimum of forty hours per month to our operations.

       Mr. Kasel has served as Secretary-Treasurer since June, 2006. From 2001 to the present, he has also been the owner of Kasel Design Group, LLC, a private company which engages in computer systems consulting. From 2006 to the present, he has also been a Senior Program Analyst in computer systems with the University of Colorado Health Sciences Center. From 2005 to 2006, he held a similar position with National Jewish Medical and Research Center, in Denver, Colorado. Mr. Kasel has also been a computer information systems instructor from 2001 to the present at the Community College of Denver. From 2001 to 2005, he was Director of Operations of Kasel Associated Industries, a private information systems company which he owned. From 2001 to 2002, he was an applications developer with First Data Corporation. Mr. Kasel holds a bachelor’s degree in Information Systems Security from ITT Technical Institute and an associate’s degree in Applied Science/Programming from Community College of Denver. He will devote minimum of ten hours per month to carry out his responsibilities.

The Company's Director will serve in such capacity until the next annual meeting of the Company's shareholders and until his successor has been elected and qualified. The officers serve at the discretion of the Company's Director. There are no arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Family Relationships

      Mr. Kasel is the son-in-law of Mr. Capra. Otherwise, there are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 10. EXECUTIVE COMPENSATION

            None of our officers or director received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended May 31, 2007, 2006, or 2005.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Bruce A. Capra	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Officer	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

       None of our directors received or were entitled to receive remuneration for the fiscal years ended May  31, 2007, 2006, or 2005.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce Capra	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Raymond Kasel	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We reimburse our executives for all necessary and customary business related expenses. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

Our officers and director anticipate that our business plan can be implemented by their collectively devoting approximately twenty hours per month to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment of such directors. These officers will use their best judgments to resolve all such conflicts.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 2007, a total of 4,146,600 shares were issued and outstanding. The following table sets forth information regarding the number of shares of our common stock beneficially owned as of December 31, 2007:

■	each person who is known by us to beneficially own 5% or more of our common stock;

■	each of our directors and executive officers; and

■	all of our directors and executive officers, as a group.

Name and Address
Beneficial	No. of	Percentage
Owner	Common Shares	of Ownership (1)(2)

Bruce A. Capra(3)	3,304,200	79.7%
6890 West 44th # 3 Ave.
Wheat Ridge, Colorado 80033

Raymond Kasel(4)	200	0.0001%
6890 West 44th # 3Ave.
Denver, Colorado 80033

Blockacre Enterprises, LLC(5)	316,000	7.6%
10718 East Crestridge Circle.
Englewood, Colorado80111

All Officers and	3,304,400	79.7%
Directors as a Group (two persons)
_________________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)	Does not include 700 shares owned by the adult children of Mr. Capra and 200 shares owned by Mr. Capra’s mother, for which he disclaims beneficial ownership as to all shares.

(4)	Shares are owned of record by Mr. Kasel’s wife, who is the adult daughter of Mr. Capra, for which he disclaims beneficial ownership.

(5)
Includes 275,000 shares owned of record. A total of 41,000 shares owned in the name of Mr. Keith Block. Blockacre Enterprises, LLC. is owned by the wife of Mr. Block, who is also the Manager of the limited liability company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of November 30, 2007, we owed our shareholder and President, Mr. Capra, a total of $12,000 for a loan not including accrued interest at a rate of 6%-18% interest. This loan is secured. As of November 30, 2007, we owed another shareholder a total of $15,000 for a loan not including accrued interest at a rate of 6% interest. This loan is unsecured.

 In addition, Mr. Capra has made trade accounts financing available to us in the form of a note secured by all of our assets and payable upon demand. The outstanding principal balance on the note was $19,766 at November 30, 2007.  All of the loans from Mr. Capra and the shareholder are under oral agreements, payable upon demand.

     It was not possible to enter into these transactions as arms length, since Mr. Capra controls us and our board of directors. However, given our lack of potential collateral and operating history, it is unlikely that anyone unaffiliated with us would have been interested in advancing funds to us at any price. Therefore, Mr. Capra attempted to structure a transaction which would be as equivalent as possible to his cost of funds. There are no written agreements in connection with the advance of the funds.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)   (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, April 19, 2007.

(b)	Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountant, billed an aggregate of $12,000 for the year ended May 31, 2007 and $3,500 for the year ended May 31, 2006  for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on day and date listed below.

RECYCLE TECH, INC.

Date: April 14, 2008	By:	/s/ Bruce A. Capra
Bruce A. Capra Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: April 14, 2008	By:	/s/ Bruce A. Capra
Bruce A. Capra
Chief Executive Officer , President and Director (principal executive officer)

Date: April 14, 2008	By:	/s/ Raymond Kasel
Raymond Kasel
Chief Financial Officer and Director (principal financial and accounting officer)