Form 10QSB
period 2008-02-29
RECYCLE TECH INC
filed 2008-04-14
CIK 1344770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Quarter Ended: February 29, 2008

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

FORM 10-QSB
Recycle Tech, Inc.

PART I.     FINANCIAL INFORMATION

For purposes of this prospectus, unless otherwise indicated or the context otherwise requires, all references herein to “Recycle Tech,” “we,” “us,” and “our,” refer to Recycle Tech, Inc., a Colorado corporation.

 ITEM 1.     FINANCIAL STATEMENTS

RECYCLE TECH, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 29, 2008

Recycle Tech, Inc.
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheet (unaudited)	5
Statements of operation (unaudited)	6
Statements of cash flows (unaudited)	7
Notes to financial statements (unaudited)	9

RECYCLE TECH, INC.
BALANCE SHEET
(Unaudited)

Feb. 29, 2008

ASSETS

Current assets
Cash	$869
Accounts receivable	133
Inventory	607
Total current assets	1,609

Fixed assets	2,618
Less accumulated depreciation	(911)
Other assets	71
1,778

Total Assets	$3,387

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$162
Advances - related party	19,766
Accrued payables - related party	2,085
Notes payable - related party	31,000
Total current liabilties	53,013

Total Liabilities	53,013

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized; 4,146,600 shares issued and outstanding	4,147
Additional paid in capital	49,653
Accumulated deficit	(103,426)

Total Stockholders' Equity	(49,626)

Total Liabilities and Stockholders' Equity	$3,387

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Feb. 28, 2007	Feb. 29, 2008	Feb. 28, 2007	Feb. 29, 2008

Sales - net of returns	$26,306	$373	$65,954	$20,347
Cost of goods sold	7,146	97	18,127	6,537

Gross profit	19,160	276	47,827	13,810

Operating expenses:
Amortization & depreciation	244	393	445	393
General and administrative	24,891	4,712	60,425	48,472
	25,135	5,105	60,870	48,865

Income (loss) from operations	(5,975)	(4,829)	(13,043)	(35,055)

Other income (expense):
Interest expense	(114)	(644)	(398)	(1,925)
	(114)	(644)	(398)	(1,925)

Income (loss) before
provision for income taxes	(6,089)	(5,473)	(13,441)	(36,980)

Provision for income tax	-	-	-	-

Net income (loss)	$(6,089)	$(5,473)	$(13,441)	$(36,980)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	4,134,600	4,146,600	4,134,600	4,146,600

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Feb. 28, 2007	Feb. 29, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(13,441)	$(36,980)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	445	393
Donated services	4,500	4,500
Accounts receivable		(133)
Inventory	2,011	133
Accrued payables	5,007	(627)
Advances - related party	5,593	3,198
Other assets	30	172
Net cash provided by (used for)
operating activities	4,145	(29,344)

Cash Flows From Investing Activities:
Fixed assets	(2,368)
Net cash provided by (used for)
investing activities	(2,368)	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Feb. 28, 2007	Feb. 29, 2008

Cash Flows From Financing Activities:
Notes payable - rel. pty. - borrowings		28,500
Notes payable - rel. pty. - payments	(500)
Issuance of common stock
Net cash provided by (used for)
financing activities	(500)	28,500

Net Increase (Decrease) In Cash	1,277	(844)

Cash At The Beginning Of The Period	185	1,713

Cash At The End Of The Period	$1,462	$869

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recycle Tech, Inc. (the “Company”), was incorporated in the State of Colorado on May 3, 2005. The Company sells computer hardware and consulting services to a customer base of businesses and individuals.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

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

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB.  This item contains forward-looking statements that involve risks and uncertainties.  Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and future Annual Reports on Form 10-QSB and any Current Reports on Form 8-K.

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

We have had a history of net losses.

     We have a history of net losses.  We had a net loss of $5,473 for the three months ended February 29, 2008. We had a net loss of $ 36,980 for the nine months ended February 29, 2008. We have a stockholders’ deficit of $49,626 at February 29, 2008. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional sales or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Because we have a history of losses and have a working capital deficit, our accountants have expressed doubts about our ability to continue as a going concern.

      For the fiscal years ended May 31, 2006 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate sales from the sale of our products and services.

               Based upon current plans, we may incur operating losses in future periods because we will be incurring expenses and not generating sufficient sales.  We cannot guarantee that we will be successful in generating sufficient sales or other funds in the future to cover these operating costs. Failure to generate sufficient sales will cause us to go out of business.

            Based upon current plans, we may incur operating losses in future periods because we will be incurring expenses and not generating sufficient sales. We cannot guarantee that we will be successful in generating sufficient sales or other funds in the future to cover these operating costs. Failure to generate sufficient sales will cause us to go out of business.

We may be forced to continue to borrow money from our principal shareholder and President, Mr. Capra, which will increase our debt and make repayment more difficult.

         In the past we have borrow money for operations from our principal shareholder and President, Mr. Capra, and may be required to do so in the future if our business does not generate enough sales in 2007. Mr. Capra has committed to funding our working capital needs until December 2007, but our increased debt to it could make repayment more difficult.

If we default in the repayment of advances owed our shareholder and President, Mr. Capra, we could be unable to continue as a viable business.

        As of February 29, 2008, we owed our shareholder and President, Mr. Capra, a total of $12,000 for a loan and $19,766 for financing trade accounts, including accrued interest. Principal and interest on our debt to Mr. Capra is currently due. If Mr. Capra demands payment and we default, we could be unable to continue as a viable business.

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

      We are currently authorized to issue up to 50,000,000 shares of common stock, of which 4,146,600 shares were issued and outstanding as of  February 29, 2008. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

Our Business

Our business is to purchase, refurbish and market its computer and technology products to the public. Our historic focus has been in the Denver, Colorado metropolitan area. We have no plans to expand into any other areas. We are paid to acquire used computer equipment and technology products, refurbish these products, and resell them. At the present time, we have active operations. Our primary customers are individuals and small businesses. We also market directly to consumers through our store.

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

For the fiscal years ended May 31, 2006 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate sales from the sale of our products and services. Based upon current plans, we may incur operating losses in future periods because we will be incurring expenses and not generating sufficient sales.  We cannot guarantee that we will be successful in generating sufficient sales or other funds in the future to cover these operating costs. Failure to generate sufficient sales will cause us to go out of business.

The following discussion involves our results of operations for the quarters ending February 29, 2008 and February 28, 2007.

Our sales for the quarter ended February 29, 2008 were $373 compared to $26,306 for the quarter ended February 28, 2007.  We would anticipate these sales will increase going forward if we can develop a new marketing program.

Cost of goods sold for the quarter ended February 29, 2008 were $97 compared to $7,146 for the quarter ended February 29, 2007 was $276 compared to $  We continue to expect gross margins in the range of 25% to 33%.

Operating expenses were $5,105 for the quarter ended February 29, 2008 compared to $25,135 for the quarter ended February 28, 2007.  This decrease was largely attributable to the substantial decrease in general and administrative expenses for the quarter as a result of decreased marketing activity.  We anticipate these costs will increase if can we develop our marketing program.

We had a net loss of $5,473 for the quarter ended February 29, 2008 compared to a net loss of $6,089 for the quarter ended February 28, 2007.  We do not expect our results to be materially different in the next fiscal quarter.

The following discussion involves our results of operations for the nine months ending February 29, 2008 and February 28, 2007.

 Our sales for the nine-months ended February 29, 2008 were $20,347 compared to $65,954 for the nine-months ended February 28, 2007.  We have seen a steady decline in sales attributable to a decrease in our marketing.

Cost of goods sold for the nine-months ended February 29, 2008 were $6,537 compared to $18,127 for the nine-months ended February 28, 2007.  Gross margin for the nine-months ended February 29, 2008 was approximately 32%, which is significantly higher than 27.5% for the nine-months ended February 28, 2007. The difference is attributable to a special project which we completed during the period.

Operating expenses were $48,865 for the nine-months ended February 29, 2008 compared to $60,870 for the nine-months ended February 28, 2007.  This decrease was largely attributable to the substantial decrease in general and administrative expenses for the quarter as a result of decreased marketing activity.  We anticipate these costs will increase if can we develop our marketing program.

We had a net loss of $36,980 for the nine-months ended February 29, 2008 compared to a net loss of $13,441 for the nine-months ended February 28, 2007.  We do not expect our results to be materially different in the next fiscal quarter.

We are attempting to develop a new marketing program. We believe that our ability to generate significant revenues will be tied to the success of this new marketing program.

         We do not know when we will be profitable. Given the uncertainties of our business operations, we cannot assure you that we will show profitable results at any time.

Liquidity and Capital Resources

Cash and cash equivalents, were $869 on February 29, 2008 compared to $1,462 on February 28, 2007.

Cash used for operating activities was $29,344 for the nine-months ended February 29, 2008 compared to cash provided by operating activities of $4,145 for the nine-months ended February 28, 2007.  This was primarily the result of declining revenues.

Cash used for investing activities $-0- for the nine-months ended February 29, 2008 compared to cash used for investing activities of $2,368 for the nine-months ended February 28, 2007.  We purchased fixed assets in 2007.

Cash provided by financing activities was $28,500 for the nine-months ended February 29, 2008 compared to cash used for financing activities of $500 for the nine-months ended February 28, 2007.  All relate to related party notes.
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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3. CONTROLS AND PROCEDURES

        As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including each our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure. There was no change in internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Rules 13a-15 or 15d-15 during the period covered by this Quarterly Report of Form 10-QSB that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, April 19, 2007.

(b)	Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

SIGNATURES

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