Form 10KSB
period 2008-05-31
RECYCLE TECH INC
filed 2008-08-27
CIK 1344770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: May 31, 2008

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

Registrant's revenues for its most recent fiscal year were $20,646.  The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 20, 2008 was approximately $358,000.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 21, 2008, was 4,146,600.

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

We have had a history of net losses.

     We have a history of net losses.  We had a net loss of $54,611 for the twelve months ended May 31, 2008. We incurred net losses of $20,630 for the twelve months ended May 31, 2007.  We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Because we have a history of losses and have a working capital deficit, our accountants have expressed doubts about our ability to continue as a going concern.

      For the fiscal years ended May 31, 2007 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from the sale of our products and services.

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

         In the past we have borrow money for operations from our principal shareholder and President, Mr. Capra, and may be required to do so in the future if our business does not generate enough revenues in 2008. Mr. Capra has committed to funding our working capital needs until December 2008, but our increased debt to it could make repayment more difficult.

If we default in the repayment of advances owed our shareholder and President, Mr. Capra, we could be unable to continue as a viable business.

        As of May 31, 2008, we owed our shareholder and President, Mr. Capra, a total of $31,000 for a loan and $22,419 for financing trade accounts, including accrued interest. Principal and interest on our debt to Mr. Capra is currently due. If Mr. Capra demands payment and we default, we could be unable to continue as a viable business.

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

         We are currently authorized to issue up to 50,000,000 shares of common stock, of which 4,146,600 shares were issued and outstanding as of  May 31, 2008. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

       Commencing with our fiscal year beginning January 1, 2007, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting and, commencing with the fiscal year beginning January 1, 2007, our independent registered public accounting firm to report on these assessments. In connection with their audit of our financial statements for the fiscal year ended December 31, 2007, our independent accountants notified us and our board of directors that they had identified significant deficiencies that they considered material weaknesses in our internal controls. The material weaknesses related to the financial reporting process and segregation of duties. We have augmented and continue to augment our internal controls procedures and expand our accounting staff, but there is no guarantee that this effort will be adequate.

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

                On June 27, 2005, we filed with the Colorado Division of Securities, Denver, Colorado, a Limited Registration Offering Statement under cover of Form RL pursuant to the Colorado Securities Code, relating to a proposed offering of up to 250,000 of our Common Shares. The Registration was declared effective by the Division on July 27, 2005. The offering was closed on November 15, 2005. We raised $67,300 and sold a total of 134,600 shares in the offering. As of May 31, 2008, there were 4,146,600 common shares issued and outstanding.

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

For the fiscal years ended May 31, 2007 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from the sale of our products and services. Based upon current plans, we may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

       We believe that we have enough working capital to operate for the next twelve months.  If would require additional capital, Mr. Capra has agreed to lend us sufficient funds over the next twelve months.

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

 (g) BACKLOG

At May 31, 2008, we had no backlogs.

(h) EMPLOYEES

            We had one employees as of May 31, 2008, our President. Mr. Capra is a part-time employee who devotes a minimum of forty hours per month to our operations.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We occupy office currently occupy a total of 650 square feet of office and retail space which we rent from one of Mr. Capra’s companies. In fiscal year 2007 and part of 2008 we rented retail space at $425 per month plus costs under a lease expiring on January 31, 2008. Beginning in February 2008 we began sharing retail space under a lease taken out by one of Mr. Capra’s companies. We pay $90 per month plus costs on a verbally agreed, month to month basis. The underlying lease expires in September 2008, is non-cancellable and contains no renewal option. This space is considered to be sufficient for us at the present time. We have no plans to acquire additional space. Some equipment was acquired and leased with the proceeds of our recent offering. Otherwise, we have no other property. We believe that our facilities are in good working order and are sufficient to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

   As of May 31, 2008, there were approximately 62 record holders of our common stock and there were 4,146,600 shares of our common stock outstanding.

Market Information

Our shares of common stock are dual quoted on the Pink Sheets and in the Over-Counter Bulletin Board under the trading symbol RCYT. The shares became trading on March 19, 2007, so there is no extensive history of trading. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Periods	High Bid	Low Bid

March 2008 to May 2008	$0.25	$0.10

December 2007 to February 2008	$0.15	$0.15

September 2007 to November 2007	$0.78	$0.25

June 2007 to August 2007	$0.50	$0.25

March 2007 to May 2007	$0.50	$0.25

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

For the fiscal years ended May 31, 2007 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from the sale of our products and services. Based upon current plans, we may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We have had sales of  $20,646 for the twelve months ended May 31, 2008, compared to sales of $80,010 for the twelve months ended May 31, 2007.  Our sales have decreased in the most recent period because, although we have made an effort to market our products and services and continue to do so, the weak economy has had an impact on us. We market by handing out flyers and placing limited advertising in local papers. We provide free computer diagnostic analysis to potential customers, while none of our competitors do so.  We believe that these marketing efforts have been successful and plan to continue to use them. We anticipate that we will continue to see increased sales throughout the remainder of the year because we believe that we are seeing a strong demand for our products and services. We believe that there is a niche in the computer industry for refurbished and reconditioned products and for servicing those products and that the market responds to our marketing efforts. Our primary customers are individuals and small businesses,. We also market directly to consumers through our store.  We do not believe that we are materially affected by certain consumers’ desire for new and faster computers because we believe that there is a segment of the population which is a candidate for the purchase of refurbished and reconditioned products. This is a relatively a new industry with numerous small operations which are inconsistent with products and services.  There are no major competitors. We plan to emphasize our professionalism and consistency to grow our operations.

We have had cost of goods sold of $6,758 for the twelve months ended May 31, 2008,compared to cost of goods sold  of $13,413 for the twelve months ended May 31, 2007. Our cost of goods consist of acquisition costs of used computer and peripheral products, as well as all other costs such as freight, inspection, receiving and warehousing costs, refurbishing costs, and costs of technical support services.  Our cost of goods sold was relatively the same, although our sales decreased significantly. In the fiscal year ended May 31, 2008, we had revenues because our special project for a Best Western hotel concluded and has not been replaced.

We have had gross profit of $13,888 (approximately 67.2% of sales) for the twelve months ended May 31, 2008. We had gross profit of $66,597 (approximately 83.2% of sales) for the twelve months ended May 31, 2007. Our gross profit significantly decreased between these reporting periods. However, we hope to maintain our gross profit margin at around 80% of sales as we increase our sales.

    We have had operating expenses of $59,899 for the twelve months ended May 31, 2008,,compared to operating expenses of $85,995 for the twelve months ended May 31, 2007. Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are professional fees, salaries and benefits, and secondarily, the expenses of our corporate office. The decrease in operating expenses is directly related to the decrease in salaries and professional fees in 2008.

              We had net losses for all of our reporting periods. We had a net loss of $54,611 for the twelve months ended May 31, 2008,compared to a net loss of $20,630 for the twelve months ended May 31, 2007. The size of our net losses in 2008 were directly attributable to lower revenues, although our general and administrative expenses decreased.  Our net loss increased in 2008 because we were not able to significantly increase sales.  We believe that our profitability will be directly attributable to our development of revenues. Our general and administrative expenses will be relatively fixed. We are going to try to keep our costs of goods at approximately 80% of sales by taking advantage of every opportunity to receive discounts on product from manufacturers.

To the extent that we can sufficiently increase our revenues, we should be able to achieve profitability. If we cannot increase revenues, we make look at other alternatives, including an acquisition or merger. We do not know when we will be profitable. Given the uncertainties of our business operations, we cannot assure you that we will show profitable results at any time.

Liquidity and Capital Resources

    As of May 31, 2008, we had cash and cash equivalents totaling $959.

     We had net cash used in operating activities of $36,754 for the twelve months ended May 31, 2008, compared to net cash used for operating activities of $1,604 for the twelve months ended May 31, 2007.

  In 2007, our investing activities consisted of the purchase of various items of office equipment for $2,368. Otherwise, we had no investing activities during the relevant periods.

       We had net cash provided by financing activities of $36,000 for the twelve months ended May 31, 2008. We had net cash provided by financing activities of $5,500 for the twelve months ended May 31, 2007, which  was related to the issuance of common stock. Our financing activities in 2008 were all provided by advances from Mr. Capra.

As of May 31, 2008, we owed our shareholder and President, Mr. Capra, a total of $31,000 for a loan, not including accrued interest at a rate of 6%-18% interest. A total of $16,000 of this loan is secured by our assets. In addition, Mr. Capra has made trade accounts financing available to us in the form of a note secured by all of our assets and payable upon demand. The outstanding principal balance on the note was $22,419 at May 31, 2008.  All of the loans from Mr. Capra and the shareholder are under oral agreements, payable upon demand.

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

ITEM 7. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

RECYCLE TECH, INC.

FINANCIAL STATEMENTS

May 31, 2007 and 2008

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance sheets	F-2
Statements of operations	F-3
Statements of stockholders’ equity	F-4
Statements of cash flows	F-5
Notes to financial statements	F-7

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Recycle Tech, Inc.
Wheatridge, Colorado

I have audited the accompanying balance sheets of Recycle Tech, Inc. as of May 31, 2007 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Recycle Tech, Inc. as of May 31, 2007 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
August 19, 2008	RONALD R. CHADWICK, P.C.

RECYCLE TECH, INC.
BALANCE SHEETS
	May 31, 2007	May 31, 2008

ASSETS

Current assets
Cash	$1,713	$959
Inventory	740	655
Total current assets	2,453	1,614

Fixed assets	2,618	2,618
Less accumulated depreciation	(518)	(1,042)
Other assets	243	71
	2,343	1,647

Total Assets	$4,796	$3,261

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$789	$162
Advances - related party	17,993	22,419
Notes payable		10,000
Notes payable - related party	2,500	33,500
Interest payable	660	2,937
Total current liabilties	21,942	69,018

Total Liabilities	21,942	69,018

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
4,146,600 shares issued
& outstanding	4,147	4,147
Additional paid in capital	45,153	51,153
Accumulated deficit	(66,446)	(121,057)

Total Stockholders' Equity	(17,146)	(65,757)

Total Liabilities and Stockholders' Equity	$4,796	$3,261

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	May 31, 2007	May 31, 2008

Sales - net of returns	$80,010	$20,646
Cost of goods sold	13,413	6,758

Gross profit	66,597	13,888

Operating expenses:
Amortization & depreciation	464	524
General and administrative	85,531	59,375
	85,995	59,899

Income (loss) from operations	(19,398)	(46,011)

Other income (expense):
Interest expense	(1,232)	(8,600)
	(1,232)	(8,600)

Income (loss) before
provision for income taxes	(20,630)	(54,611)

Provision for income tax	-	-

Net income (loss)	$(20,630)	$(54,611)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	4,136,600	4,146,000

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Balances at May 31, 2006	4,134,600	$4,135	$33,165	$(45,816)	$(8,516)

Sales of common stock	12,000	12	5,988		6,000

Donated services - officer			6,000		6,000

Net income (loss) for the period				(20,630)	(20,630)

Balances at May 31, 2007	4,146,600	$4,147	$45,153	$(66,446)	$(17,146)

Donated services - officer			6,000		6,000

Net income (loss) for the period				(54,611)	(54,611)

Balances at May 31, 2008	4,146,600	$4,147	$51,153	$(121,057)	$(65,757)

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	May 31, 2007	May 31, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(20,630)	$(54,611)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	464	524
Donated services	6,000	6,000
Inventory	2,006	85
Accrued payables	907	7,310
Advances - related party	9,467	3,766
Other assets	182	172
Net cash provided by (used for)
operating activities	(1,604)	(36,754)

Cash Flows From Investing Activities:
Fixed assets	(2,368)	-
Net cash provided by (used for)
investing activities	(2,368)	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	May 31, 2007	May 31, 2008

Cash Flows From Financing Activities:
Notes payable - borrowings		36,000
Notes payable - payments	(500)
Issuance of common stock	6,000
Net cash provided by (used for)
financing activities	5,500	36,000

Net Increase (Decrease) In Cash	1,528	(754)

Cash At The Beginning Of The Period	185	1,713

Cash At The End Of The Period	$1,713	$959

Schedule Of Non-Cash Investing And Financing Activities

Supplemental Disclosure

Cash paid for interest	$505	$318
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2007 and 2008

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At May 31, 2007 and 2008 the Company had no balance in its allowance for doubtful accounts.

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
May 31, 2007 and 2008

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2007 and 2008 of $2,531 and $3,117.

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
May 31, 2007 and 2008

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

NOTE 2. RELATED PARTY TRANSACTIONS

Certain Company trade accounts payable are financed by a Company officer through personal borrowing. Amounts due the officer under this arrangement were $17,993 and $22,419 at May 31, 2007 and 2008.

NOTE 3. NOTES PAYABLE

The Company at May 31, 2007 had a note payable to a Company officer of $2,500, bearing interest at 18% per annum escalating to 24% if late, secured by all Company assets and payable upon demand. At May 31, 2008 the Company had notes payable outstanding to related parties of $31,000, bearing interest from 6% - 18% per annum with escalations for late payment, with $16,000 of the notes secured by Company assets and $15,000 unsecured, and with all notes due on demand.

The Company in fiscal year 2008 borrowed cash of $22,500 under notes payable with face amounts of $27,500. The difference between the face amount of the notes and the cash received, $5,000, was expensed to interest on the date of borrowing as the notes are due on demand.

Total interest expense in fiscal year 2007 and 2008 under all notes payable was $510 and $7,277, with accrued interest payable at May 31, 2007 and 2008 of $660 and $2,937. Total required note principal payments in fiscal year 2009 are $43,500.

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2007 and 2008, and November 30, 2007 (Unaudited)

NOTE 4. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At May 31, 2007 and 2008 the Company had net operating loss carryforwards of approximately $54,000 and $100,000 which begin to expire in 2025. The deferred tax asset of $10,887 and $20,606 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was $2,924 and $9,719.

NOTE 5. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	May 31,	May 31,
	2007	2008

Office equip. and furniture	$2,542	$2,542
Signs	76	76
	2,618	2,618
Less accumulated depreciation	(518)	(1,042)
Total	$2,100	$1,576

Depreciation expense for the years ended May 31, 2007 and 2008 was $464 and $524.

NOTE 6. LEASE COMMITMENT

In fiscal year 2007 and part of 2008 the Company rented retail space at $425 per month plus costs under a lease expiring on January 31, 2008. Beginning in February 2008 the Company began sharing retail space under a lease taken out by a related party company. Recycle Tech, Inc. pays the related party company $90 per month plus costs on a verbally agreed, month to month basis. The underlying lease expires in September 2008, is non-cancellable and contains no renewal option. Rent expense for the years ended May 31, 2007 and 2008 was $6,317 and $4,092.

NOTE 7. GOING CONCERN

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

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

       The following table sets forth information regarding the members of our board of directors and our executive officers.

Name	Age	Position

Bruce A. Capra	54	President and Director

Raymond Kasel	30	Secretary-Treasurer

      Mr. Capra has served as a Director of us since our inception and President since December, 2005. He was also Secretary-Treasurer from December, 2005 to June, 2007. He was also the Chief Financial Officer and on the Board of Directors of Nicklebys.com, a public company and served in this position from 2000 until April, 2007. He was the founder and served as the President, a director and the sole owner of Nickelby’s Auction Gallery, an auction liquidation company specializing in fine art, antiques and collectibles, from 1992 through 1999, which was a predecessor of  Nicklebys.com. He was employed from 1988 until 1999, as the General Manager and the Director of Sales, Marketing and Advertising for American Design, Ltd., an Aurora, Colorado, corporation specializing in the publication of fine art. Mr. Capra founded and served as the President, from 1981 until the sale of the business in 1988, of Image Tech Inc., Denver, Colorado, a fine art serigraph printing company specializing in printing and publishing fine art and commercial signage. Prior to that time, from 1979 through 1982, he owned and operated1 The Mushroom Gallery, Ltd., an art gallery located in Denver, Colorado. Mr. Capra attended Missouri Auction School in 1988 and is a licensed auctioneer in the states of , Colorado, Nevada and Texas. He is also a certified personal property appraiser and a member of the Certified Appraisers Guild of America. He devotes a minimum of forty hours per month to our operations.

       Mr. Kasel has served as Secretary-Treasurer since June, 2007. From 2001 to the present, he has also been the owner of Kasel Design Group, LLC, a private company which engages in computer systems consulting. From 2007 to the present, he has also been a Senior Program Analyst in computer systems with the University of Colorado Health Sciences Center. From 2005 to 2007, he held a similar position with National Jewish Medical and Research Center, in Denver, Colorado. Mr. Kasel has also been a computer information systems instructor from 2001 to the present at the Community College of Denver. From 2001 to 2005, he was Director of Operations of Kasel Associated Industries, a private information systems company which he owned. From 2001 to 2002, he was an applications developer with First Data Corporation. Mr. Kasel holds a bachelor’s degree in Information Systems Security from ITT Technical Institute and an associate’s degree in Applied Science/Programming from Community College of Denver. He will devote minimum of ten hours per month to carry out his responsibilities.

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

Item 10. EXECUTIVE COMPENSATION

            None of our officers or director received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended May 31, 2008, 2007, or 2006.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Bruce A. Capra	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Officer	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

       None of our directors received or were entitled to receive remuneration for the fiscal years ended May  31, 2008, 2007, or 2005.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce Capra	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Raymond Kasel	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of May 31, 2008, a total of 4,146,600 shares were issued and outstanding. The following table sets forth information regarding the number of shares of our common stock beneficially owned as of May 31, 2008:

●	each person who is known by us to beneficially own 5% or more of our common stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers, as a group.

Name and Address
Beneficial	No. of	Percentage
Owner	Common Shares	of Ownership(1)(2)

Bruce A. Capra(3)	3,304,200	79.7%
6890 West 44th # 3 Ave.
Wheat Ridge, Colorado 80033

Raymond Kasel(4)	200	0.0001%
6890 West 44th # 3Ave.
Denver, Colorado 80033

Blockacre Enterprises, LLC(5)	316,000	7.6%
10718 East Crestridge Circle.
Englewood, Colorado 80111

All Officers and	3,304,400	79.7%
Directors as a Group (two persons)
_________________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)	Does not include 700 shares owned by the adult children of Mr. Capra and 200 shares owned by Mr. Capra’s mother, for which he disclaims beneficial ownership as to all shares.

(4)	Shares are owned of record by Mr. Kasel’s wife, who is the adult daughter of Mr. Capra, for which he disclaims beneficial ownership.

(5)
Includes 275,000 shares owned of record. A total of 41,000 shares owned in the name of Mr. Keith Block. Blockacre Enterprises, LLC. is owned by the wife of Mr. Block, who is also the Manager of the limited liability company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of May 31, 2008, we owed our shareholder and President, Mr. Capra, a total of $31,000 for a loan, not including accrued interest at a rate of 6%-18% interest. A total of $16,000 of this loan is secured by our assets. In addition, Mr. Capra has made trade accounts financing available to us in the form of a note secured by all of our assets and payable upon demand. The outstanding principal balance on the note was $22,419 at May 31, 2008.  All of the loans from Mr. Capra and the shareholder are under oral agreements, payable upon demand.

We occupy office currently occupy a total of 650 square feet of office and retail space which we rent from one of Mr. Capra’s companies. In fiscal year 2007 and part of 2008 we rented retail space at $425 per month plus costs under a lease expiring on January 31, 2008. Beginning in February 2008 we began sharing retail space under a lease taken out by one of Mr. Capra’s companies. We pay $90 per month plus costs on a verbally agreed, month to month basis. The underlying lease expires in September 2008, is non-cancellable and contains no renewal option.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountant, billed an aggregate of $8,500  for the year ended May 31, 2008 and $12,000 for the year ended May 31, 2007  for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

RECYCLE TECH, INC.

Date: August 27, 2008	By:	/s/ Bruce A. Capra
Bruce A. Capra
Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: August 27, 2008	By:	/s/ Bruce A. Capra
Bruce A. Capra
Chief Executive Officer , President and Director (principal executive officer)

Date: August 27, 2008	By:	/s/ Raymond Kasel
Raymond Kasel
Chief Financial Officer and Director (principal financial and accounting officer)