Form 10-Q
period 2008-08-31
RECYCLE TECH INC
filed 2008-10-14
CIK 1344770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   August 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.000-53151

RECYCLE TECH, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-2776793
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

6890 West 44th Ave. # 3
Wheat Ridge, Colorado	80033
(Address of principal executive offices)	(zip code)

(303) 539-9381
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 10, 2008, was 4,146,600.

FORM 10-Q

Recycle Tech Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Recycle Tech Inc.

ITEM 1.  FINANCIAL STATEMENTS

RECYCLE TECH, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended August 31, 2008

Recycle Tech, Inc.
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

RECYCLE TECH, INC.
BALANCE SHEETS

		Aug. 31, 2008
	May 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$959	$3,698
Inventory	655	655
Total current assets	1,614	4,353

Fixed assets	2,618	2,618
Less accumulated depreciation	(1,042)	(1,173)
Other assets	71	71
	1,647	1,516

Total Assets	$3,261	$5,869

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$162	$162
Advances - related party	22,419	22,419
Notes payable	10,000	22,000
Notes payable - related party	33,500	33,500
Interest payable	2,937	6,922
Total current liabilties	69,018	85,003

Total Liabilities	69,018	85,003

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
4,146,600 shares issued and outstanding	4,147	4,147
Additional paid in capital	51,153	51,153
Accumulated deficit	(121,057)	(134,434)

Total Stockholders' Equity	(65,757)	(79,134)

Total Liabilities and Stockholders' Equity	$3,261	$5,869

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Aug. 31, 2007	Aug. 31, 2008

Sales - net of returns	$18,881	$-
Cost of goods sold	4,563

Gross profit	14,318	-

Operating expenses:
Amortization & depreciation	131	131
General and administrative	17,200	9,261
	17,331	9,392

Income (loss) from operations	(3,013)	(9,392)

Other income (expense):
Interest expense	(275)	(3,985)
	(275)	(3,985)

Income (loss) before
provision for income taxes	(3,288)	(13,377)

Provision for income tax	-	-

Net income (loss)	$(3,288)	$(13,377)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,146,600	4,146,600

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Aug. 31, 2007	Aug. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(3,288)	$(13,377)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	131	131
Donated services	1,500
Accounts receivable	(133)
Inventory
Accrued payables	1,236	3,985
Advances - related party	(660)
Other assets	(2,169)
Net cash provided by (used for)
operating activities	(3,383)	(9,261)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)
The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Aug. 31, 2007	Aug. 31, 2008

Cash Flows From Financing Activities:
Notes payable - rel. pty. - borrowings	6,000	12,000
Notes payable - rel. pty. - payments
Issuance of common stock
Net cash provided by (used for)
financing activities	6,000	12,000

Net Increase (Decrease) In Cash	2,617	2,739

Cash At The Beginning Of The Period	1,713	959

Cash At The End Of The Period	$4,330	$3,698

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Three quarterly Report on Form 10-Q.  This item contains forward-looking statements that involve risks and uncertainties.  Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Three quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Three quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

Overview and History

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

We have not been subject to any bankruptcy, receivership or similar proceeding.

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

The following discussion involves our results of operations for the three months ending August 31, 2008 and August 31, 2007.

Our sales for the three months ended August 31, 2008 were $-0- compared to $18,881 for the three months ended August 31, 2007.  We are currently attempting to develop a new marketing program and anticipate revenues in the next fiscal quarter.

Cost of goods sold for the three months ended August 31, 2008 were $-0- compared to $4,563 for the three months ended August 31, 2007.

Operating expenses were $9,392 for the three months ended August 31, 2008 compared to $17,331 for the three months ended August 31, 2007.  This decrease was largely attributable to the substantial decrease in general and administrative expenses for the three months as a result of decreased marketing activity.  We anticipate these costs will increase if can we develop our marketing program.

We had a net loss of $13,377 for the three months ended August 31, 2008 compared to a net loss of $3,288 for the three months ended August 31, 2007.

We are attempting to develop a new marketing program. We believe that our ability to generate significant revenues will be tied to the success of this new marketing program.

         We do not know when we will be profitable. Given the uncertainties of our business operations, we cannot assure you that we will show profitable results at any time.

Liquidity and Capital Resources

Cash and cash equivalents, were $3,698 on August 31, 2008 compared to $4,330 on August 31, 2007.

Cash used for operating activities was $9,261 for the three-months ended August 31, 2008 compared to cash used for operating activities of $3,383 for the three-months ended August 31, 2007.  This was primarily the result of declining revenues.

Cash used for investing activities $-0- for the three-months ended August 31, 2008 compared to cash used for investing activities of $-0- for the three-months ended August 31, 2007.

 Cash provided by financing activities was $12,000 for the three-months ended August 31, 2008 compared to cash provided by financing activities of $6,000 for the three-months ended August 31, 2007.  All were related party borrowings.

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

Recently Issued Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first three months of 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal three months that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

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

We have had a history of net losses.

     We have a history of net losses.  We had a net loss of $13,377 for the three months ended August 31, 2008. We have a deficit in stockholders’ equity of $79,134 at August 31, 2008. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional sales or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on quarterly or annual basis in the future.

Because we have a history of losses and have a working capital deficit, our accountants have expressed doubts about our ability to continue as a going concern.

      For the fiscal years ended May 31, 2008 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate sales from the sale of our products and services.

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

         In the past we have borrow money for operations from our principal shareholder and President, Mr. Capra, and may be required to do so in the future if our business does not generate enough sales in 2008 and 2009. Mr. Capra has committed to funding our working capital needs until December 2008, but our increased debt to it could make repayment more difficult.

If we default in the repayment of advances owed our shareholder and President, Mr. Capra, we could be unable to continue as a viable business.

        As of August 31, 2008, we owed our shareholder and President, Mr. Capra, a total of $12,000 for a loan and $19,766 for financing trade accounts, including accrued interest. Principal and interest on our debt to Mr. Capra is currently due. If Mr. Capra demands payment and we default, we could be unable to continue as a viable business.

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

   We are currently authorized to issue up to 50,000,000 shares of common stock, of which 4,146,600 shares were issued and outstanding as of  August 31, 2008. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

       Commencing with our fiscal year beginning 2007, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting and, commencing with the fiscal year beginning January 1, 2008, our independent registered public accounting firm to report on these assessments. In connection with their audit of our financial statements for the fiscal year ended December 31, 2006, our independent accountants notified us and our board of directors that they had identified significant deficiencies that they considered material weaknesses in our internal controls. The material weaknesses related to the financial reporting process and segregation of duties. We have augmented and continue to augment our internal controls procedures and expand our accounting staff, but there is no guarantee that this effort will be adequate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, April 19, 2007.

(b)                 Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: October 14, 2008	By:	/s/ Bruce A. Capra
Bruce A. Capra
Chief Executive Officer , President and Director (principal executive officer)

Date: October 14, 2008	By:	/s/ Raymond Kasel
Raymond Kasel
Chief Financial Officer and Director (principal financial and accounting officer)