Form 10-Q
period 2008-11-30
RECYCLE TECH INC
filed 2009-01-12
CIK 1344770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   November 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.000-53151

RECYCLE TECH, INC.
(Exact Name of Registrant as specified in its charter)

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, January 9, 2009, was 4,146,600.

FORM 10-Q
Recycle Tech Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Recycle Tech Inc.

ITEM 1.  FINANCIAL STATEMENTS

RECYCLE TECH, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended November 30, 2008

Recycle Tech, Inc.
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

RECYCLE TECH, INC.
BALANCE SHEETS

		Nov. 30, 2008
	May 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$959	$1,398
Inventory	655	655
Total current assets	1,614	2,053

Fixed assets	2,618	2,618
Less accumulated depreciation	(1,042)	(1,304)
Other assets	71	71
	1,647	1,385

Total Assets	$3,261	$3,438

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$162	$162
Advances - related party	22,419	22,419
Notes payable	10,000	25,000
Notes payable - related party	33,500	33,500
Interest payable	2,937	5,147
Total current liabilties	69,018	86,228

Total Liabilities	69,018	86,228

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
4,146,600 shares issued and outstanding	4,147	4,147
Additional paid in capital	51,153	51,153
Accumulated deficit	(121,057)	(138,090)

Total Stockholders' Equity	(65,757)	(82,790)

Total Liabilities and Stockholders' Equity	$3,261	$3,438

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Nov. 30, 2007	Nov. 30, 2008	Nov. 30, 2007	Nov. 30, 2008

Sales - net of returns	$1,072	$-	$19,953	$-
Cost of goods sold	1,877	-	6,440	-

Gross profit	(805)	-	13,513	-

Operating expenses:
Amortization & depreciation	131	131	262	262
General and administrative	26,277	2,300	43,477	11,561
	26,408	2,431	43,739	11,823

Income (loss) from operations	(27,213)	(2,431)	(30,226)	(11,823)

Other income (expense):
Interest expense	(1,006)	(1,225)	(1,281)	(5,210)
	(1,006)	(1,225)	(1,281)	(5,210)

Income (loss) before
provision for income taxes	(28,219)	(3,656)	(31,507)	(17,033)

Provision for income tax	-	-	-	-

Net income (loss)	$(28,219)	$(3,656)	$(31,507)	$(17,033)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	4,134,600	4,146,600	4,134,600	4,146,600

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	Nov. 30, 2007	Nov. 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(31,507)	$(17,033)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	262	262
Donated services	3,000
Accounts receivable
Inventory	36
Accrued payables	179	2,210
Advances - related party	2,554
Note discount	2,554	3,000
Other assets	172
Net cash provided by (used for)
operating activities	(22,750)	(11,561)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	Nov. 30, 2007	Nov. 30, 2008

Cash Flows From Financing Activities:
Notes payable - rel. pty. - borrowings	24,500	12,000
Notes payable - rel. pty. - payments
Issuance of common stock
Net cash provided by (used for)
financing activities	24,500	12,000

Net Increase (Decrease) In Cash	1,750	439

Cash At The Beginning Of The Period	1,713	959

Cash At The End Of The Period	$3,463	$1,398

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Three quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

The following discussion involves our results of operations for the three months ending November 30, 2008 and November 30, 2007 and operations for the six months ending November 30, 2008 and November 30, 2007.

Our sales for the three months ended November 30, 2008 were $-0- compared to $1,072 for the three months ended November 30, 2007.  Our sales for the six months ended November 30, 2008 were $-0- compared to $19,953 for the six months ended November 30, 2007. We are currently attempting to develop a new marketing program and anticipate revenues in the next fiscal quarter.

Cost of goods sold for the three months ended November 30, 2008 were $-0- compared to $1,877 for the three months ended November 30, 2007.  Cost of goods sold for the six months ended November 30, 2008 were $-0- compared to $6,440 for the six months ended November 30, 2007.

Operating expenses were $2,431for the three months ended November 30, 2008 compared to $27,213 for the three months ended November 30, 2007.  Operating expenses were $11,823 for the six months ended November 30, 2008 compared to $43,739  for the six months ended November 30, 2007.  This decrease was largely attributable to the substantial decrease in general and administrative expenses as a result of decreased marketing activity.  We anticipate these costs will increase if can we develop our marketing program.

We had a net loss of $3,656 for the three months ended November 30, 2008 compared to a net loss of $28,219 for the three months ended November 30, 2007.  We had a net loss of17,033 for the six months ended November 30, 2008 compared to a net loss of $31,507for the six months ended November 30, 2007.

We are attempting to develop a new marketing program. We believe that our ability to generate significant revenues will be tied to the success of this new marketing program.

              We do not know when we will be profitable. Given the uncertainties of our business operations, we cannot assure you that we will show profitable results at any time.

Liquidity and Capital Resources

Cash and cash equivalents, were $1,398 on November 30, 2008 compared to $3,463 on November 30, 2007.

Cash used for operating activities was $11,561for the six months ended November 30, 2008 compared to cash used for operating activities of $22,750 for the six months ended November 30, 2007.  This was primarily the result of reduced revenues.

Cash used for investing activities $-0- for the six months ended November 30, 2008 compared to cash used for investing activities of $-0- for the six months ended November 30, 2007

 Cash provided by financing activities was $12,000 for the six months ended November 30, 2008 compared to cash provided by financing activities of $24,500 for the six months ended November 30, 2007.  All were related party borrowings. All were related party borrowings.

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

Recently Issued Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as Registrants, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first three months of 2005.

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

We have had a history of net losses.

     We have a history of net losses.  We had a net loss of $3,656 for the three months ended November 30, 2008. We have a deficit in stockholders’ equity of $82,790 at November 30, 2008. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional sales or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on quarterly or annual basis in the future.

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

        As of November 30, 2008, we owed our shareholder and President, Mr. Capra, a total of $33,500 including accrued interest. Principal and interest on our debt to Mr. Capra is currently due. If Mr. Capra demands payment and we default, we could be unable to continue as a viable business.

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

   We are currently authorized to issue up to 50,000,000 shares of common stock, of which 4,146,600 shares were issued and outstanding as of  November 30, 2008. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

Date: January 12, 2009	By:	/s/ Bruce A. Capra
Bruce A. Capra
Chief Executive Officer , President and Director (principal executive officer)

Date: January 12, 2009	By:	/s/ Raymond Kasel
Raymond Kasel
Chief Financial Officer and Director (principal financial and accounting officer)