Form 10-Q
period 2009-02-28
RECYCLE TECH INC
filed 2009-04-15
CIK 1344770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   February 28, 2009

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 8, 2009, was 4,146,600.

FORM 10-Q

RECYCLE TECH, INC.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Recycle Tech Inc.

ITEM 1.  FINANCIAL STATEMENTS

RECYCLE TECH, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 28, 2009

Recycle Tech, Inc.
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operations (unaudited )	6
Consolidated statements of cash flows (unaudited )	7
Notes to consolidated financial statements	9

RECYCLE TECH, INC.
BALANCE SHEETS

		Feb. 28, 2009
	May 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$959	$1,087
Inventory	655	655
Total current assets	1,614	1,742

Fixed assets	2,618	2,618
Less accumulated depreciation	(1,042)	(1,435)
Other assets	71	71
	1,647	1,254

Total Assets	$3,261	$2,996

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$162	$162
Advances - related party	22,419	22,683
Notes payable	10,000	25,000
Notes payable - related party	33,500	33,500
Interest payable	2,937	6,415
Total current liabilties	69,018	87,760

Total Liabilities	69,018	87,760

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
4,146,600 shares issued and outstanding	4,147	4,147
Additional paid in capital	51,153	51,153
Accumulated deficit	(121,057)	(140,064)

Total Stockholders' Equity	(65,757)	(84,764)

Total Liabilities and Stockholders' Equity	$3,261	$2,996

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Feb. 29, 2008	Feb. 28, 2009	Feb. 29, 2008	Feb. 28, 2009

Sales - net of returns	$373	$-	$20,347	$-
Cost of goods sold	97	-	6,537	-

Gross profit	276	-	13,810	-

Operating expenses:
Amortization & depreciation	393	131	393	393
General and administrative	4,712	311	48,472	11,872
	5,105	442	48,865	12,265

Income (loss) from operations	(4,829)	(442)	(35,055)	(12,265)

Other income (expense):
Interest expense	(644)	(1,532)	(1,925)	(6,742)
	(644)	(1,532)	(1,925)	(6,742)

Income (loss) before
provision for income taxes	(5,473)	(1,974)	(36,980)	(19,007)

Provision for income tax	-	-	-	-

Net income (loss)	$(5,473)	$(1,974)	$(36,980)	$(19,007)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	4,134,600	4,146,600	4,134,600	4,146,600

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Feb. 29, 2008	Feb. 28, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(36,980)	$(19,007)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	393	393
Donated services	4,500	-
Accounts receivable	(133)	-
Inventory	133	-
Accrued payables	(627)	918
Advances - related party	3,198	2,824
Other assets	172	-
Net cash provided by (used for)		.
operating activities	(29,344)	(14,872)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Feb. 28, 2007	Feb. 29, 2008

Cash Flows From Financing Activities:
Notes payable - rel. pty. - borrowings	28,500	15000
Net cash provided by (used for)
financing activities	28,500	15,000

Net Increase (Decrease) In Cash	(844)	128

Cash At The Beginning Of The Period	1,713	959

Cash At The End Of The Period	$869	$1,087

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The following discussion involves our results of operations for the three months ending February 28, 2009 and February 29, 2008 and operations for the nine months ending February 28, 2009 and February 29, 2008.

Our sales for the three months ended February 28, 2009 were $-0- compared to $373 for the three months ended February 29, 2008.  Our sales for the nine months ended February 28, 2009 were $-0- compared to $20,347  for the nine months ended February 29, 2008. We are currently attempting to develop a new marketing program and anticipate revenues in the next fiscal quarter.

Cost of goods sold for the three months ended February 28, 2009 were $-0- compared to $97 for the three months ended February 29, 2008.  Cost of goods sold for the nine months ended February 28, 2009 were $-0- compared to $6,537 for the nine months ended February 29, 2008.

Operating expenses were $442 for the three months ended February 28, 2009 compared to $5,105 for the three months ended February 29, 2008.  Operating expenses were $12,265 for the nine months ended February 28, 2009 compared to $35,055 for the nine months ended February 29, 2008.  This decrease was largely attributable to the substantial decrease in general and administrative expenses as a result of decreased marketing activity.  We anticipate these costs will increase if can we develop our marketing program.

We had a net loss of $1,974 for the three months ended February 28, 2009 compared to a net loss of $5,473 for the three months ended February 29, 2008.  We had a net loss of  $19,007 for the nine months ended February 28, 2009 compared to a net loss of $36,980 for the nine months ended February 29, 2008.

We are attempting to develop a new marketing program. We believe that our ability to generate significant revenues will be tied to the success of this new marketing program.

                    We do not know when we will be profitable. Given the uncertainties of our business operations, we cannot assure you that we will show profitable results at any time.

Liquidity and Capital Resources

Cash and cash equivalents, were $1,087 on February 28, 2009 compared to $869 on February 29, 2008.

Cash used for operating activities was $14,872  for the nine months ended February 28, 2009 compared to cash used for operating activities of $29,344 for the nine months ended February 29, 2008.

Cash used for investing activities $-0- for the nine months ended February 28, 2009 compared to cash used for investing activities of $-0- for the nine months ended February 29, 2008

 Cash provided by financing activities was $15,000 for the nine months ended February 28, 2009 compared to cash provided by financing activities of $28,500 for the nine months ended February 29, 2008.  All were related party borrowings. All were related party borrowings.

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

We have had a history of net losses.

     We have a history of net losses.  We had a net loss of $1,974  for the three months ended February 28, 2009. We have a deficit in stockholders’ equity of $84,764 at February 28, 2009. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional sales or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on quarterly or annual basis in the future.

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

        As of February 28, 2009, we owed our shareholder and President, Mr. Capra, a total of $33,500 including accrued interest. Principal and interest on our debt to Mr. Capra is currently due. If Mr. Capra demands payment and we default, we could be unable to continue as a viable business.

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

   We are currently authorized to issue up to 50,000,000 shares of common stock, of which 4,146,600 shares were issued and outstanding as of  February 28, 2009. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

Date: April 15, 2009	By:	/s/ Bruce A. Capra
Bruce A. Capra
Chief Executive Officer , President and Director (principal executive officer)

Date: April 15, 2009	By:	/s/ Raymond Kasel
Raymond Kasel
Chief Financial Officer and Director (principal financial and accounting officer)