Form 10-K
period 2009-07-31
RECYCLE TECH INC
filed 2009-09-11
CIK 1344770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   May 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.000-53151

RECYCLE TECH, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	______20-2776793________
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

6343 Umber Circle
Arvada, Colorado	80403
(Address of principal executive offices)	(zip code)

(303) 909-6681
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []                                                                                                      Accelerated filer []
Non-accelerated filer   [] (Do not check if a smaller reporting company)     Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 21, 2009 was approximately $85,000.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 21, 2009, was 24,276,400.

FORM 10-K

Recycle Tech, Inc.

INDEX

INDEX

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

           On July 7, 2009, we issued Mr. Capra a total of 20,129,800 common shares at a price of $0.001 per share, for past services. As of August 21, 2009, there were 24,276,400 common shares issued and outstanding.

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

       Most sales are made at our retail location, which is located at our principal office in Arvada, Colorado. We also have a web site, www.recycle-tech.com, which is capable of sales. Our sole activities are to acquire used computer and technology products from individuals and companies, to refurbish for resale, and provided technical support on the sales. The type of equipment and technology products range from computers to networking and communication equipment. We will take any equipment or technology product which we believe can be resold. Businesses and individuals customarily pay to have these products removed and discarded.

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

For the fiscal years ended May 31, 2009 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from the sale of our products and services. Based upon current plans, we may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

 Backlog

At May 31, 2009, we had no backlogs.

Employees

            We had one employee as of May 31, 2009, our President. Mr. Capra is a part-time employee who devotes a minimum of forty hours per month to our operations.

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

Our investor relations department can be contacted at our principal executive office located at 6343 Umber Circle, Arvada, Colorado 80403. Our telephone number is (303) 909-6681.

Item 1A. RISK FACTORS.

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

We have had a history of net losses.

     We have a history of net losses.  We had a net loss of $26,232 for the twelve months ended May 31, 2009. We incurred net losses of $54,611 for the twelve months ended May 31, 2008.  We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Because we have a history of losses and have a working capital deficit, our accountants have expressed doubts about our ability to continue as a going concern.

      For the fiscal years ended May 31, 2009 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from the sale of our products and services.

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

        As of May 31, 2009, we owed our shareholder and President, Mr. Capra, a total of $33,500 for a loan and $27,007 for financing trade accounts, including accrued interest. Principal and interest on our debt to Mr. Capra is currently due. If Mr. Capra demands payment and we default, we could be unable to continue as a viable business.

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

         We are currently authorized to issue up to 50,000,000 shares of common stock, of which 24,276,400 shares were issued and outstanding as of  August 21, 2009. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We occupy office currently occupy a total of 650 square feet of office and retail space in Mr. Capra’s residence, for which we pay no rent. This space is considered to be sufficient for us at the present time. We have no plans to acquire additional space. Some equipment was acquired and leased with the proceeds of our recent offering. Otherwise, we have no other property. We believe that our facilities are in good working order and are sufficient to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

   As of August 21, 2009, there were approximately 62 record holders of our common stock and there were 24,276,400 shares of our common stock outstanding.

Market Information

    Our shares of common stock are dual quoted on the Pink Sheets and in the Over-Counter Bulletin Board under the trading symbol RCYT. The shares became trading on March 19, 2007, so there is no extensive history of trading. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Periods	High Bid	Low Bid

March 2009 to May 2009	$0.10	$0.05

December 2008 to February 2009	$0.30	$0.17

September 2008 to November 2008	$0.30	$0.25

June 2008 to August 2008	$0.68	$0.20

March 2008 to May 2008	$0.25	$0.10

December 2007 to February 2008	$0.15	$0.15

September 2007 to November 2007	$0.78	$0.25

June 2007 to August 2007	$0.50	$0.25

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer  and of the rights and remedies available to the customer with respect to a  violation to such duties or other requirements of the Securities Act of  1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the fiscal years ended May 31, 2009 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses and a working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from the sale of our products and services. Based upon current plans, we may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We have had sales of  $-0- for the twelve months ended May 31, 2009, compared to sales of $20,646 for the twelve months ended May 31, 2008.  Our sales have decreased in the most recent period because, although we have made an effort to market our products and services and continue to do so, the weak economy has had an impact on us. Our primary customers are individuals and small businesses. We also market directly to consumers through our store.  We do not believe that we are materially affected by certain consumers’ desire for new and faster computers because we believe that there is a segment of the population which is a candidate for the purchase of refurbished and reconditioned products. This is a relatively a new industry with numerous small operations which are inconsistent with products and services.  There are no major competitors. We plan to emphasize our professionalism and consistency to grow our operations.

We have had cost of goods sold of $-0-  for the twelve months ended May 31, 2009,compared to cost of goods sold  of $6,758 for the twelve months ended May 31, 2008. Our cost of goods consist of acquisition costs of used computer and peripheral products, as well as all other costs such as freight, inspection, receiving and warehousing costs, refurbishing costs, and costs of technical support services.  In the fiscal year ended May 31, 2008, we had revenues because our special project for a Best Western hotel concluded and has not been replaced.

We have had gross profit of $-0- for the twelve months ended May 31, 2009. We had gross profit of $13,888 (approximately 67.2% of sales) for the twelve months ended May 31, 2008.

    We have had operating expenses of $17,326 for the twelve months ended May 31, 2009, compared to operating expenses of $59,899 for the twelve months ended May 31, 2008. Our operating expenses are comprised primarily of general and administrative expenses. The primary components of general and administrative expenses are professional fees, salaries and benefits, and secondarily, the expenses of our corporate office.

              We had net losses for all of our reporting periods. We had a net loss of $26,232 for the twelve months ended May 31, 2009, compared to a net loss of $54,611 for the twelve months ended May 31, 2008.

To the extent that we can sufficiently develop our revenues, we should be able to achieve profitability. If we cannot increase revenues, we make look at other alternatives, including an acquisition or merger. We do not know when we will be profitable. Given the uncertainties of our business operations, we cannot assure you that we will show profitable results at any time.

Liquidity and Capital Resources

    As of May 31, 2009, we had cash and cash equivalents totaling $112.

     We had net cash used in operating activities of $12,847 for the twelve months ended May 31, 2009, compared to net cash used for operating activities of $36,754 for the twelve months ended May 31, 2008.

We had no investing activities during the relevant periods.

       We had net cash provided by financing activities of $12,000 for the twelve months ended May 31, 2009.  We had net cash provided by financing activities of $36,000 for the twelve months ended May 31, 2008, which was related to borrowings.

As of May 31, 2009, we owed our shareholder and President, Mr. Capra, a total of $33,500 for a loan, not including accrued interest at a rate of 6%-18% interest. A total of $16,000 of this loan is secured by our assets. In addition, Mr. Capra has made trade accounts financing available to us in the form of a note secured by all of our assets and payable upon demand. The outstanding principal balance on the note was $27,007 at May 31, 2009.  All of the loans from Mr. Capra and the shareholder are under oral agreements, payable upon demand.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements of commencing on page F-1 are included herein.  These financial statements have been prepared on the basis of accounting principles generally accepted in the United States and are expressed in US dollars.

RECYCLE TECH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

 May 31, 2008 and 2009

RECYCLE TECH, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-4
Consolidated statements of operations	F-5
Consolidated statements of stockholders’ equity	F-6
Consolidated statements of cash flows	F-7
Notes to consolidated financial statements	F-9

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Recycle Tech, Inc.
Wheatridge, Colorado

I have audited the accompanying balance sheets of Recycle Tech, Inc. as of May 31, 2008 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Recycle Tech, Inc. as of May 31, 2008 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
September 2, 2009	RONALD R. CHADWICK, P.C.

RECYCLE TECH, INC.
BALANCE SHEETS

	May 31, 2008	May 31, 2009

ASSETS

Current assets
Cash	$959	$112
Inventory	655	-
Total current assets	1,614	112

Fixed assets	2,618	2,618
Less accumulated depreciation	(1,042)	(1,566)
Other assets	71	71
	1,647	1,123

Total Assets	$3,261	$1,235

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$162	$162
Advances - related party	22,419	27,007
Notes payable	10,000	25,000
Notes payable - related party	33,500	33,500
Interest payable	2,937	7,555
Total current liabilties	69,018	93,224

Total Liabilities	69,018	93,224

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
4,146,600 shares issued and outstanding	4,147	4,147
Additional paid in capital	51,153	51,153
Accumulated deficit	(121,057)	(147,289)

Total Stockholders' Equity	(65,757)	(91,989)

Total Liabilities and Stockholders' Equity	$3,261	$1,235

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	May 31, 2008	May 31, 2009

Sales - net of returns	$20,646	$-
Cost of goods sold	6,758

Gross profit	13,888	-

Operating expenses:
Amortization & depreciation	524	524
General and administrative	59,375	16,802
	59,899	17,326

Income (loss) from operations	(46,011)	(17,326)

Other income (expense):
Interest expense	(8,600)	(8,906)
	(8,600)	(8,906)

Income (loss) before
provision for income taxes	(54,611)	(26,232)

Provision for income tax	-	-

Net income (loss)	$(54,611)	$(26,232)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	4,146,600	4,146,600

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity

Balances at May 31, 2007	4,146,600	$4,147	$45,153	$(66,446)	$(17,146)

Donated services - officer			6,000		6,000

Net income (loss) for the year				(54,611)	(54,611)

Balances at May 31, 2008	4,146,600	$4,147	$51,153	$(121,057)	$(65,757)

Net income (loss) for the year				(26,232)	(26,232)

Balances at May 31, 2009	4,146,600	$4,147	$51,153	$(147,289)	$(91,989)

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	May 31, 2008	May 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(54,611)	$(26,232)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	524	524
Donated services	6,000
Inventory	85	655
Accrued payables	7,310	4,618
Advances - related party	3,766	4,588
Original issue note discount		3,000
Other assets	172
Net cash provided by (used for)
operating activities	(36,754)	(12,847)

Cash Flows From Investing Activities:
Fixed assets	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	May 31, 2008	May 31, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings	36,000	12,000
Notes payable - payments
Issuance of common stock
Net cash provided by (used for)
financing activities	36,000	12,000

Net Increase (Decrease) In Cash	(754)	(847)

Cash At The Beginning Of The Period	1,713	959

Cash At The End Of The Period	$959	$112

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$318	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2009

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At May 31, 2008 and 2009 the Company had no balance in its allowance for doubtful accounts.

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
May 31, 2008 and 2009

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2008 $3,117 and none in 2009.

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
May 31, 2008 and 2009

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

NOTE 2. RELATED PARTY TRANSACTIONS

Certain Company trade accounts payable are financed by a Company officer through personal borrowing. Amounts due the officer under this arrangement were $22,419 and $27,007 at May 31, 2008 and 2009.

NOTE 3. NOTES PAYABLE

At May 31, 2008 the Company had notes payable outstanding to related parties of $33,500, bearing interest from 6% - 18% per annum with escalations for late payment, with $16,000 of the notes secured by Company assets and $17,500 unsecured, and with all notes due on demand. The Company also had $10,000 in a note payable outstanding to a non-related party, bearing interest at 8% per annum with escalations for late payment, unsecured and due on demand. The Company in fiscal year 2008 borrowed cash of $22,500 under notes payable with face amounts of $27,500. The difference between the face amount of the notes and the cash received, $5,000, was expensed to interest on the date of borrowing as the notes are due on demand.

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2009

NOTE 3. NOTES PAYABLE (Continued):

At May 31, 2009 the Company had notes payable outstanding to related parties of $33,500, bearing interest from 6% - 18% per annum with escalations for late payment, with $16,000 of the notes secured by Company assets and $17,500 unsecured, and with all notes due on demand. The Company also had $25,000 in notes payable outstanding to non-related parties, bearing interest at 8% per annum with escalations for late payment, unsecured and due on demand. The Company in fiscal year 2009 borrowed cash of $12,000 under a note payable with a face amount of $15,000. The difference between the face amount of the note and the cash received, $3,000, was expensed to interest on the date of borrowing as the note is due on demand.

Total interest expense in fiscal year 2008 and 2009 under all notes payable was $7,277 and $7,620, with accrued interest payable at May 31, 2008 and 2009 of $2,937 and $7,555. Total required note principal payments in fiscal year 2010 are $58,500.

NOTE 4. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At May 31, 2008 and 2009 the Company had net operating loss carryforwards of approximately $100,000 and $129,000 which begin to expire in 2025. The deferred tax asset of $20,606 and $25,852 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was $9,719 and $5,246.

NOTE 5. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	May 31, 2008	May 31, 2009

Office equip. and furniture	$2,542	$2,542
Signs	76	76
	2,618	2,618
Less accumulated depreciation	(1,042)	(1,566)
Total	$1,576	$1,052

Depreciation expense for the years ended May 31, 2008 and 2009 was $524 each year.

RECYCLE TECH, INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2009

NOTE 6. LEASE COMMITMENT

In fiscal year 2008 the Company rented retail space at $425 per month plus costs under a lease expiring on January 31, 2008. Beginning in February 2008 the Company began sharing retail space under a lease taken out by a related party company. Recycle Tech, Inc. through May 2008 paid the related party company $90 per month plus costs on a verbally agreed, month to month basis. The Company conducted limited operations in 2009 and incurred no rent expense. Rent expense for the year ended May 31, 2008 was $4,092.

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as May 31, 2009.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

       The following table sets forth information regarding the members of our board of directors and our executive officers.

Name	Age	Position

Bruce A. Capra	56	President and Director

Raymond Kasel	32	Secretary-Treasurer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

     None of our officers or director received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended May 31, 2009, 2008, or 2007.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Bruce A. Capra	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Officer	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

       None of our directors received or were entitled to receive remuneration for the fiscal years ended May  31, 2009, 2008, or 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Bruce Capra	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Raymond Kasel	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of August 21, 2009, a total of 24,276,400 shares were issued and outstanding. The following table sets forth information regarding the number of shares of our common stock beneficially owned as of August 21, 2009:

•	each person who is known by us to beneficially own 5% or more of our common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers, as a group.

Name and Address
Beneficial	No. of	Percentage
Owner	Common Shares	of Ownership (1)(2)

Bruce A. Capra(3)	23,434,000	96.5%
6343 Umber Circle.
Arvada, Colorado 80403

Raymond Kasel(4)	200	0.000008%
6890 West 44th # 3Ave.
Denver, Colorado 80033

All Officers and	23,434,000	96.5%
Directors as a Group (two persons)
_________________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)       Does not include 700 shares owned by the adult children of Mr. Capra and 200 shares owned by Mr. Capra’s mother, for which he disclaims beneficial ownership as to all shares. On July 7, 2009, we issued Mr. Capra a total of 20,129,800 common shares at a price of $0.001 per share, for past services.

(4)	Shares are owned of record by Mr. Kasel’s wife, who is the adult daughter of Mr. Capra, for which he disclaims beneficial ownership.

(5)
Includes 275,000 shares owned of record. A total of 41,000 shares owned in the name of Mr. Keith Block. Blockacre Enterprises, LLC. is owned by the wife of Mr. Block, who is also the Manager of the limited liability company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of May 31, 2009, we owed our shareholder and President, Mr. Capra, a total of $33,500 for a loan, not including accrued interest at a rate of 6%-18% interest. A total of $16,000 of this loan is secured by our assets. In addition, Mr. Capra has made trade accounts financing available to us in the form of a note secured by all of our assets and payable upon demand. The outstanding principal balance on the note was $27,007 at May 31, 2009.  All of the loans from Mr. Capra and the shareholder are under oral agreements, payable upon demand.

We occupy office currently occupy a total of 650 square feet of office and retail space in Mr. Capra’s residence, for which we pay no rent.

On July 7, 2009, we issued Mr. Capra a total of 20,129,800 common shares at a price of $0.001 per share, for past services.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountant, billed an aggregate of $7,500 for the year ended May 31, 2009 and $8,500 for the year ended May 31, 2008 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 906
32.1	Certification of CEO pursuant to Sec. 302
32.2	Certification of CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, April 19, 2007.

(b)	Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended May 31, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 11, 2009.

RECYCLE TECH, INC.

Date: September 11, 2009	By:	/s/ Bruce A. Capra
Bruce A. Capra
Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: September 11, 2009	By:	/s/ Bruce A. Capra
Bruce A. Capra
Chief Executive Officer , President and Director (principal executive officer)

Date: September 11, 2009	By:	/s/ Raymond Kasel
Raymond Kasel
Chief Financial Officer and Director (principal financial and accounting officer)