Form 10-Q
period 2009-08-31
RECYCLE TECH INC
filed 2009-10-16
CIK 1344770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   August 31, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 13, 2009, was 4,146,600.

FORM 10-Q
Recycle Tech Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Recycle Tech Inc.

ITEM 1.  FINANCIAL STATEMENTS

RECYCLE TECH, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended August 31, 2009

Recycle Tech, Inc.
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

RECYCLE TECH, INC.
BALANCE SHEETS

		Aug. 31, 2009
	May 31, 2009	(Unaudited)

ASSETS

Current assets
Cash	$112	$81
Inventory	-	-
Total current assets	112	81

Fixed assets	2,618	2,618
Less accumulated depreciation	(1,566)	(1,696)
Other assets	71	71
	1,123	993

Total Assets	$1,235	$1,074

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$162	$162
Advances - related party	27,007	34,495
Notes payable	25,000	25,000
Notes payable - related party	33,500	33,500
Interest payable	7,555	10,382
Total current liabilties	93,224	103,539

Total Liabilities	93,224	103,539

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
4,146,600 shares issued and outstanding	4,147	4,147
Additional paid in capital	51,153	51,153
Accumulated deficit	(147,289)	(157,765)

Total Stockholders' Equity	(91,989)	(102,465)

Total Liabilities and Stockholders' Equity	$1,235	$1,074

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Aug. 31, 2008	Aug. 31, 2009

Sales - net of returns	$-	$-
Cost of goods sold	-

Gross profit	-	-

Operating expenses:
Amortization & depreciation	131	131
General and administrative	9,261	7,026
	9,392	7,157

Income (loss) from operations	(9,392)	(7,157)

Other income (expense):
Interest expense	(3,985)	(3,319)
	(3,985)	(3,319)

Income (loss) before
provision for income taxes	(13,377)	(10,476)

Provision for income tax	-	-

Net income (loss)	$(13,377)	$(10,476)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,146,600	4,146,600

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Aug. 31, 2008	Aug. 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(13,377)	$(10,476)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	131	130
Accrued payables	-	10,315
Advances - related party	3,985	-
Other assets
Net cash provided by (used for)
operating activities	(9,261)	(31)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Aug. 31, 2008	Aug. 31, 2009

Cash Flows From Financing Activities:
Notes payable - rel. pty. - borrowings	12,000	-
Notes payable - rel. pty. - payments
Issuance of common stock
Net cash provided by (used for)
financing activities	12,000	-

Net Increase (Decrease) In Cash	2,739	(31)

Cash At The Beginning Of The Period	959	112

Cash At The End Of The Period	$3,698	$81

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

The following discussion involves our results of operations for the three months ending August 31, 2009 and August 31, 2008.

We had no sales for the three months ended August 31, 2009 or for the three months ended August 31, 2008.  We are currently attempting to develop a new marketing program and anticipate revenues in the next fiscal quarter.

We had no cost of goods sold for the three months ended August 31, 2009 or for the three months ended August 31, 2008.

Operating expenses were $7,157 for the three months ended August 31, 2009 compared to $9,392 for the three months ended August 31, 2008.

We had a net loss of $10,476 for the three months ended August 31, 2009 compared to a net loss of $13,377 for the three months ended August 31, 2008.

We are attempting to develop a new marketing program. We believe that our ability to generate significant revenues will be tied to the success of this new marketing program.

                    We do not know when we will be profitable. Given the uncertainties of our business operations, we cannot assure you that we will show profitable results at any time.

Liquidity and Capital Resources

Cash and cash equivalents, were $81 on August 31, 2009 compared to $3,698 on August 31, 2008.

Cash used for operating activities was $31 for the three months ended August 31, 2009 compared to cash used for operating activities of $9,261 for the three months ended August 31, 2008.

        Cash used for investing activities $-0- for the three months ended August 31, 2009 compared to cash used for investing activities of $12,000 for the three months ended August 31, 2008. All were related party borrowings.

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

We have had a history of net losses.

     We have a history of net losses.  We had a net loss of $10,476 for the three months ended August 31, 2009. We have a deficit in stockholders’ equity of $102,465 at August 31, 2009. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional sales or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on quarterly or annual basis in the future.

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

        As of August 31, 2009, we owed our shareholder and President, Mr. Capra, a total of $33,500 including accrued interest. Principal and interest on our debt to Mr. Capra is currently due. If Mr. Capra demands payment and we default, we could be unable to continue as a viable business.

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

   We are currently authorized to issue up to 50,000,000 shares of common stock, of which 4,146,600 shares were issued and outstanding as of  August 31, 2009. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

Date: October 16, 2009	By:	/s/ Bruce A. Capra
Bruce A. Capra
Chief Executive Officer , President and Director (principal executive officer)

Date: October 16, 2009	By:	/s/ Raymond Kasel
Raymond Kasel
Chief Financial Officer and Director (principal financial and accounting officer)