Form 10-Q/A
period 2009-08-31
RECYCLE TECH INC
filed 2009-12-18
CIK 1344770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, December 17, 2009, was 24,276,400.

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
Common stock, $.001 par value;
50,000,000 shares authorized;
4,146,600 (May 2009) and
and 24,276,400 (August 2009)
shares issued and outstanding	4,147	24,276
Additional paid in capital	51,153	51,153
Accumulated deficit	(147,289)	(177,894)

Total Stockholders' Equity	(91,989)	(102,465)

Total Liabilities and Stockholders' Equity	$1,235	$1,074

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Aug. 31, 2008	Aug. 31, 2009

Sales - net of returns	$-	$-
Cost of goods sold	-

Gross profit	-	-

Operating expenses:
Amortization & depreciation	131	131
General and administrative	9,261	27,155
	9,392	27,286

Income (loss) from operations	(9,392)	(27,286)

Other income (expense):
Interest expense	(3,985)	(3,319)
	(3,985)	(3,319)

Income (loss) before
provision for income taxes	(13,377)	(30,605)

Provision for income tax	-	-

Net income (loss)	$(13,377)	$(30,605)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,146,600	9,179,050

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Aug. 31, 2008	Aug. 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(13,377)	$(30,605)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	131	130
Accrued payables	-	10,315
Advances - related party	3,985	-
Compensatory stock issuances		20,129
Net cash provided by (used for)
operating activities	(9,261)	(31)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

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

Operating expenses were $27,286 for the three months ended August 31, 2009 compared to $9,392 for the three months ended August 31, 2008.  The increased expenses were a result of stock issuance to our President.

We had a net loss of $30,605 for the three months ended August 31, 2009 compared to a net loss of $13,377 for the three months ended August 31, 2008.

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

Cash used for investing activities $-0- for the three months ended August 31, 2009 compared to cash used for investing activities of $-0- for the three months ended August 31, 2008

Cash used for financing activities $-0- for the three months ended August 31, 2009 compared to cash used for financing activities of $12,000 for the three months ended August 31, 2008. All were related party borrowings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

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

We have had a history of net losses.

     We have a history of net losses.  We had a net loss of $30,605 for the three months ended August 31, 2009. We have a deficit in stockholders’ equity of $102,465 at August 31, 2009. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional sales or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on quarterly or annual basis in the future.

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

Date: December 18, 2009	By:	/s/ Bruce A. Capra
Bruce A. Capra
Chief Executive Officer , President and Director (principal executive officer)

Date: December 18, 2009	By:	/s/ Raymond Kasel
Raymond Kasel
Chief Financial Officer and Director (principal financial and accounting officer)