Form 10-Q
period 2009-11-30
RECYCLE TECH INC
filed 2010-01-13
CIK 1344770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   November 30, 2009

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, December 31, 2009, was 24,276,400.

FORM 10-Q
Recycle Tech Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Recycle Tech Inc.  and our wholly-owned subsidiary, Computer Resellers, Inc.

ITEM 1.  FINANCIAL STATEMENTS

RECYCLE TECH, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended November 30, 2009

Recycle Tech, Inc.
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

RECYCLE TECH, INC.
BALANCE SHEETS

		Nov. 30, 2009
	May 31, 2009	(Unaudited)

ASSETS

Current assets
Cash	$112	$81
Total current assets	112	81

Fixed assets	2,618	2,618
Less accumulated depreciation	(1,566)	(1,828)
Other assets	71	71
	1,123	861

Total Assets	$1,235	$942

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$162	$162
Advances - related party	27,007	40,822
Notes payable	25,000	34,000
Notes payable - related party	33,500	35,500
Interest payable	7,555	10,397
Total current liabilties	93,224	120,881

Total Liabilities	93,224	120,881

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
4,146,600 (May 2009) and
and 24,276,400 (Nov. 2009)
shares issued and outstanding	4,147	24,276
Additional paid in capital	51,153	51,153
Accumulated deficit	(147,289)	(195,368)

Total Stockholders' Equity	(91,989)	(119,939)

Total Liabilities and Stockholders' Equity	$1,235	$942

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Nov. 30, 2008	Nov. 30, 2009	Nov. 30, 2008	Nov. 30, 2009

Sales - net of returns	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Amortization & depreciation	131	131	262	262
General and administrative	2,300	11,325	11,561	38,480
	2,431	11,456	11,823	38,742

Income (loss) from operations	(2,431)	(11,456)	(11,823)	(38,742)

Other income (expense):
Interest expense	(1,225)	(6,018)	(5,210)	(9,337)
	(1,225)	(6,018)	(5,210)	(9,337)

Income (loss) before
provision for income taxes	(3,656)	(17,474)	(17,033)	(48,079)

Provision for income tax	-	-	-	-

Net income (loss)	$(3,656)	$(17,474)	$(17,033)	$(48,079)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,146,600	28,423,000	4,146,600	19,243,950

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	Nov. 30, 2008	Nov. 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(17,033)	$(48,079)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	262	262
Accrued payables	2,210	16,657
Note discount	3,000
Net cash provided by (used for)
operating activities	(11,561)	(31,160)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

RECYCLE TECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	Nov. 30, 2008	Nov. 30, 2009

Cash Flows From Financing Activities:
Notes payable - rel. pty. - borrowings	12,000	11,000
Notes payable - rel. pty. - payments
Issuance of common stock		20,129
Net cash provided by (used for)
financing activities	12,000	31,129

Net Increase (Decrease) In Cash	439	(31)

Cash At The Beginning Of The Period	959	112

Cash At The End Of The Period	$1,398	$81

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Our sales for the three months ended November 30, 2009 were $-0- compared to $-0- for the three months ended November 30, 2008.  Our sales for the six months ended November 30, 2009 were $-0- compared to $-0- for the six months ended November 30, 2008. We are currently attempting to develop a new marketing program and anticipate revenues in the next fiscal quarter.

Cost of goods sold and gross profit for the three months ended November 30, 2009 were $-0- compared to $-0- for the three months ended November 30, 2008.  Cost of goods sold and gross profit for the six months ended November 30, 2009 were $-0- compared to $-0- for the six months ended November 30, 2008.

Operating expenses were $11,456 for the three months ended November 30, 2009 compared to $2,431 for the three months ended November 30, 2008.  Operating expenses were $38,742 for the six months ended November 30, 2009 compared to $11,823 for the six months ended November 30, 2008.  This decrease was largely attributable to the substantial decrease in general and administrative expenses as a result of decreased marketing activity.  We anticipate these costs will increase if can we develop our marketing program.

We had a net loss of $17,474 for the three months ended November 30, 2009 compared to a net loss of $3,656 for the three months ended November 30, 2008.  We had a net loss of $48,079 for the six months ended November 30, 2009 compared to a net loss of $17,033 for the six months ended November 30, 2008.

We are attempting to develop a new marketing program. We believe that our ability to generate significant revenues will be tied to the success of this new marketing program.

                    We do not know when we will be profitable. Given the uncertainties of our business operations, we cannot assure you that we will show profitable results at any time.

Liquidity and Capital Resources

Cash and cash equivalents, were $81 on November 30, 2009 compared to $1,398 on November 30, 2008.

Cash used for operating activities was $31,160 for the six months ended November 30, 2009 compared to cash used for operating activities of $11,561 for the six months ended November 30, 2008.  This was primarily the result of reduced revenues.

Cash used for investing activities $-0- for the six months ended November 30, 2009 compared to cash used for investing activities of $-0- for the six months ended November 30, 2008

 Cash provided by financing activities was $31,129 for the six months ended November 30, 2009 compared to cash provided by financing activities of $12,000 for the six months ended November 30, 2008.  All were related party borrowings and stock issuances.

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

We have had a history of net losses.

     We have a history of net losses.  We had a net loss of $17,474 for the three months ended November 30, 2009. We have a deficit in stockholders’ equity of $119,939 at November 30, 2009. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional sales or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on quarterly or annual basis in the future.

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

         In the past we have borrow money for operations from our principal shareholder and President, Mr. Capra, and may be required to do so in the future if our business does not generate enough sales in 2008 and 2009. Mr. Capra has committed to funding our working capital needs until December 2010, but our increased debt to it could make repayment more difficult.

If we default in the repayment of advances owed our shareholder and President, Mr. Capra, we could be unable to continue as a viable business.

        As of November 30, 2009, we owed our shareholder and President, Mr. Capra, a total of $33,500 including accrued interest. Principal and interest on our debt to Mr. Capra is currently due. If Mr. Capra demands payment and we default, we could be unable to continue as a viable business.

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

   We are currently authorized to issue up to 50,000,000 shares of common stock, of which 24,276,400 shares were issued and outstanding as of  December 31, 2009. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and awards referred to above can be expected to include provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

         Mr. Capra beneficially own approximately 96.5% of our currently outstanding shares of common stock. Because of his holdings, he is able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Date: January 13, 2010	By:	/s/ Bruce A. Capra
Bruce A. Capra
Chief Executive Officer , President and Director (principal executive officer)

Date: January 13, 2010	By:	/s/ Raymond Kasel
Raymond Kasel
Chief Financial Officer and Director (principal financial and accounting officer)